Form 10-Q
period 2007-06-30
PowerShares DB Gold Fund; PowerShares DB Multi-Sector Commodity Trust; DB Multi-Sector Commodity Master Trust; DB Gold Master Fund
filed 2007-08-14
CIK 1383055, 1367306, 1367305, 1383056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Name of Registrant in Charter	IRS Employer Number
001-33231	POWERSHARES DB GOLD FUND	87-0778067
	(A Series of PowerShares DB Multi-Sector Commodity Trust)	(Registrant)
(Registrant)

	DB GOLD MASTER FUND	87-0778071
	(A Series of DB Multi-Sector Commodity Master Trust) (Rule 140 Co-Registrant)	(Co-Registrant)

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or other Jurisdiction of Incorporation or Organization)

c/o DB Commodity Services LLC, 60 Wall Street, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including Area Code: (212) 250-5883

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of June 30, 2007: 800,000 Limited Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund and Subsidiary

Consolidated Statement of Financial Condition

June 30, 2007 (unaudited) and December 31, 2006 (i)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $19,459,995)	$19,468,572	$—
Cash	2,023,773	1,000
Other assets	5,357	—

Total assets	$21,497,702	$1,000

Liabilities and shareholders’ equity
Net unrealized depreciation on futures contracts	$955,400	$—
Management fee payable	8,534	—
Other Liabilities	1,000	—

Total liabilities	964,934	—

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	26	—

Total General shares	1,026	1,000

Limited shares:
Paid in capital—800,000 and no redeemable shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	19,732,712	—
Accumulated earnings	799,030	—

Total Limited shares	20,531,742	—

Total shareholders’ equity	20,532,768	1,000

Total liabilities and shareholders’ equity	$21,497,702	$1,000

Net asset value per share
General shares	$25.65	$25.00
Limited shares	$25.66	Not Applicable

See accompanying notes to unaudited consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Gold Fund as consolidation of DB Gold Master Fund occurred upon commencement of investment operation, as of January 3, 2007.

PowerShares DB Gold Fund and Subsidiary

Consolidated Schedule of Investments

June 30, 2007 (unaudited)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.65% due July 5, 2007	38.95%	$7,997,856	$8,000,000
U.S. Treasury Bills, 4.55% due July 12, 2007	7.30	$1,498,596	$1,500,000
U.S. Treasury Bills, 4.49% due July 26, 2007	48.57	$9,972,120	$10,000,000

Total United States Treasury Obligations (cost $19,459,995)	94.82%	$19,468,572

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (309 contracts, settlement date August 29, 2007)	(4.65)	(955,400)

Net Unrealized Depreciation on Futures Contracts	(4.65)%	$(955,400)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of

Income and Expenses

For the Three Months and Period Ended June 30, 2007 (i)

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Income
Interest Income	$249,700	$544,620

Expenses
Management fee	24,677	55,022
Brokerage commissions and fees	1,974	4,402

Total expenses	26,651	59,424

Net investment income	223,049	485,196

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain on
United States Treasury Obligations	353	353
Futures	1,010,730	1,260,330

Net realized gain	1,011,083	1,260,683

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,479	8,577
Futures	(1,659,000)	(955,400)

Net change in unrealized gain (loss)	(1,653,521)	(946,823)

Net realized and unrealized gain on United States Treasury Obligations and Futures	(642,438)	313,860

Net Income (Loss)	$(419,389)	$799,056

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Gold Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2007	40	$1,000	$49	$1,049	1,000,000	$25,000,000	$1,218,396	$26,218,396	$26,219,445
Sale of Limited Shares	—	—	—	—	400,000	10,780,754	—	10,780,754	10,780,754
Redemptions of Limited Shares	—	—	—	—	(600,000)	(16,048,042)	—	(16,048,042)	(16,048,042)
Net income (loss):
Net investment income	—	—	12	12	—	—	223,037	223,037	223,049
Net realized gain on United States Treasury Obligations and Futures	—	—	76	76	—	—	1,011,007	1,011,007	1,011,083
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	(111)	(111)	—	—	(1,653,410)	(1,653,410)	(1,653,521)

Net loss:	—	—	(23)	(23)		—	(419,366)	(419,366)	(419,389)
Balance at June 30, 2007	40	$1,000	$26	$1,026	800,000	$19,732,712	$799,030	$20,531,742	$20,532,768

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—	—	—	1,400,000	35,780,754	—	35,780,754	35,780,754
Redemptions of Limited Shares	—	—	—	—	(600,000)	(16,048,042)	—	(16,048,042)	(16,048,042)
Net income (loss):
Net investment income	—	—	23	23	—	—	485,173	485,173	485,196
Net realized gain on United States Treasury Obligations and Futures	—	—	86	86	—	—	1,260,597	1,260,597	1,260,683
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	(83)	(83)	—	—	(946,740)	(946,740)	(946,823)

Net income:	—	—	26	26	—	—	799,030	799,030	799,056
Balance at June 30, 2007	40	$1,000	$26	$1,026	800,000	$19,732,712	$799,030	$20,531,742	$20,532,768

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Gold Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Cash Flows

For the Period Ended June 30, 2007(i)

Period Ended June 30, 2007
Cash flow provided by operating activities
Net Income	$799,056
Adjustments to reconcile net income to net cash used by operating activities:
Cost of securities purchased	(56,792,864)
Proceeds from securities sold	37,827,492
Net accretion of discount and amortization of premium on United States Treasury Obligations	(494,270)
Net realized gain on United States Treasury Obligations and futures	(353)
Net unrealized depreciation on United States Treasury Obligations and futures	946,823
Increase in operating assets:
Other Assets	(5,357)
Increase in operating liabilities:
Management fee payable	8,534
Other Liabilities	1,000

Net cash used in operating activities	(17,709,939)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	35,780,754
Redemption on sale of Limited Shares	(16,048,042)

Net cash provided by financing activities	19,732,712

Net increase in cash	2,022,773

Cash at beginning of period	1,000

Cash at end of period	$2,023,773

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Gold Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Gold Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

(1)	Organization

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

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period Ended June 30, 2007”).

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

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. Included in the cash balance is $955,400, which relates to variation margin against open futures contracts held by the fund as of June 30, 2007. There were no cash equivalents held by the Fund as of June 30, 2007.

(d)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury obligations is $834,300 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended June 30, 2007 and the period ended June 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.04%, on an annual basis, of the net asset value of the Master Fund during the three months ended June 30, 2007 and the period ended June 30, 2007.

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

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2007 and the period ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007. In the three months ended June 30, 2007, 400,000 Limited Shares were issued for $10,780,754 and 600,000 shares were redeemed for $16,048,042. In the period ended June 30, 2007, an additional 400,000 Limited Shares were issued for $10,780,754 and 600,000 shares were redeemed for $16,048,042.

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended June 30, 2007 and for the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period ended June 30, 2007”). The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net Asset Value	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Initial offering price per Limited Share	$—	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(0.86)	$0.10
Net investment income (loss)	0.30	0.56

Net increase (decrease)	(0.56)	0.66
Net asset value per Limited Share, beginning of period	$26.22	$—
Net asset value per Limited Share, end of period	$25.66	$25.66

Market value per Limited Share, beginning of period	$26.24	$—

Market value per Limited Share, end of period	$25.76	$25.76

Ratio to average net assets (i)
Net investment income	4.53%	4.39%

Total expenses	0.54%	0.54%

Total Return, at net asset value (ii)	-2.14%	2.64%

Total Return, at market value (ii)	-1.83%	3.04%

(i)	Percentage are annualized.
(ii)	Percentages are not annualized and for the period ended June 30, 2007 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

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

Performance Summary

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period Ended June 30, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

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

The section “Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2007 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY GC TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2007

and the Period Ended June 30, 2007

Index	Total returns for index in the DBLCI-OY GC TR™
	Three Months Ended June 30, 2007	For the Period Ended June 30, 2007
DB Gold Indices	-2.43%	2.90%

TOTAL RETURN	-2.43%	2.90%

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are substantially equal.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND THE PERIOD JANUARY 3, 2007

(COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2007 (REFERRED TO HEREIN AS

“PERIOD ENDED JUNE 30, 2007”)

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (DBLCI-OY GC ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DGL, DGLNAV AND DGLDIX FOR THE THREE MONTHS ENDED

JUNE 30, 2007 AND THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

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

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2007, Limited Shares decreased -1.83% from $26.24 per share to $25.76 per share. Limited Shares traded from a low of $25.38 per share (-3.28%) on June 26,2007 to a high of $27.34 per share (+4.19%) on April 20, 2007. Total return for the Fund, on a market value basis was -1.83% for the three months ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2007, the net asset value of each Limited Share decreased -2.14% from $26.22 per share to $25.66 per share. Total return on a net asset value basis, for the Fund, was -2.14% for the three months ended June 30, 2007.

Net loss for the three months ended June 30, 2007 was $0.42 million, resulting from $0.25 million of interest income and realized and unrealized losses of $0.64 million and operating expenses of $0.03 million.

FOR THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the period ended June 30, 2007, Limited Shares increased 3.04% from $25.00 per share to $25.76 per share. Limited Shares traded from a low of $24.12 per share (-3.52%) on January 5, 2007 to a high of $27.34 per share (+9.36%) on April 20, 2007. Total return for the Fund, on a market value basis was 3.04% for the period ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the period ended June 30, 2007, the net asset value of each Limited Share increased 2.64% from $25.00 per share to $25.66 per share. Total return on a net asset value basis, for the Fund, was 2.64% for the period ended June 30, 2007.

Net income for the period ended June 30, 2007 was $0.79 million, resulting from $0.54 million of interest income and realized and unrealized gains of $0.31 million and operating expenses of $0.06 million.

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

The following was the primary trading risk exposure of the Fund as of June 30, 2007 by Index Commodity:

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-11) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 (Registration No. 333-142163) was declared effective on May 15, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-142163-12) also acts as Post-Effective Amendment No. 1 to File No. 333-135422-11.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2007, 0.4 million Limited Shares were created for $10.8 million, and 0.6 million Limited Shares were redeemed for $16.0 million. For the period ended June 30, 2007, 1.4 million Limited Shares were created for $35.8 million, and 0.6 million Limited Shares were redeemed for $16.0 million. On June, 2007, 0.8 million Limited Shares of the Fund were outstanding for a market capitalization of $20.6 million.

The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2007 to April 30, 2007	600,000	26.75
May 1, 2007 to May 31, 2007	—	—
June 1, 2007 to June 30, 2007	—	—

TOTAL:	600,000	$26.75

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director, Chief Executive Officer and Principal Financial Officer

Dated: August 14, 2007	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-3

E-1