Form 10-Q
period 2013-09-30
PowerShares DB Gold Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2013-11-05
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of outstanding Shares as of September 30, 2013: 3,600,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Unaudited Statements of Financial Condition

September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $211,994,943 and $495,451,201 respectively)	$211,998,031	$495,480,854
Cash held by commodity broker	1,838,863	30,812,601
Net unrealized appreciation (depreciation) on futures contracts	10,335,000	(9,035,650)

Deposits with commodity broker	224,171,894	517,257,805

Total assets	$224,171,894	$517,257,805

Liabilities
Payable for securities purchased	$62,998,407	$—
Management fee payable	101,378	315,008
Brokerage fee payable	6,397	582

Total liabilities	63,106,182	315,590

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,790	2,298
Shareholders’ equity—Shares	161,063,922	516,939,917

Total shareholders’ equity	161,065,712	516,942,215

Total liabilities and equity	$224,171,894	$517,257,805

General Shares outstanding	40	40
Shares outstanding	3,600,000	9,000,000
Net asset value per share
General Shares	$44.74	$57.44
Shares	$44.74	$57.44

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

September 30, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 3, 2013	39.12%	$62,999,937	$63,000,000
U.S. Treasury Bills, 0.03% due October 10, 2013	14.28	22,999,908	23,000,000
U.S. Treasury Bills, 0.015% due October 24, 2013	1.24	1,999,972	2,000,000
U.S. Treasury Bills, 0.12% due October 31, 2013	5.59	8,999,793	9,000,000
U.S. Treasury Bills, 0.04% due November 7, 2013	3.73	5,999,868	6,000,000
U.S. Treasury Bills, 0.055% due November 14, 2013	5.59	8,999,757	9,000,000
U.S. Treasury Bills, 0.04% due November 29, 2013	3.10	4,999,940	5,000,000
U.S. Treasury Bills, 0.03% due December 5, 2013	17.38	27,999,944	28,000,000
U.S. Treasury Bills, 0.02% due December 12, 2013	2.48	3,999,920	4,000,000
U.S. Treasury Bills, 0.01% due January 2, 2014	39.11	62,998,992	63,000,000

Total United States Treasury Obligations (cost $211,994,943)	131.62%	$211,998,031

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Futures Contracts
COMEX Gold (1,244 contracts, settlement date April 28, 2014)	6.42%	$10,335,000	$165,277,840

Total Futures Contracts	6.42%	$10,335,000	$165,277,840

Net unrealized appreciation is comprised entirely of unrealized gains of $10,335,000.

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	22.05%	$114,000,000	$114,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	5.61	28,999,826	29,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	2.52	12,999,909	13,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	2.22	11,499,874	11,500,000
U.S. Treasury Bills, 0.075% due January 31, 2013	4.26	21,999,560	22,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	2.32	11,999,664	12,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	4.84	24,999,175	25,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	2.32	11,999,544	12,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	4.84	24,999,000	25,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	7.35	37,997,986	38,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	11.99	61,996,032	62,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	12.38	63,995,520	64,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	13.15	67,994,764	68,000,000

Total United States Treasury Obligations (cost $495,451,201)	95.85%	$495,480,854

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Futures Contracts
COMEX Gold (3,120 contracts, settlement date August 28, 2013)	(1.75)%	$(9,035,650)	$533,819,650

Total Futures Contracts	(1.75)%	$(9,035,650)	$533,819,650

Net unrealized depreciation is comprised of unrealized losses of $9,151,570 and unrealized gains of $115,920.

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2013 and 2012 and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Interest Income	$17,791	$79,803	$127,792	$172,769

Expenses
Management Fee	317,172	709,871	1,460,982	2,147,557
Brokerage Commissions and Fees	15,416	1,501	44,419	31,878

Total Expenses	332,588	711,372	1,505,401	2,179,435

Net investment income (loss)	(314,797)	(631,569)	(1,377,609)	(2,006,666)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	158	—	4,445	80
Futures	(63,825,800)	—	(87,392,590)	(18,155,540)

Net realized gain (loss)	(63,825,642)	—	(87,388,145)	(18,155,460)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(535)	3,872	(26,565)	11,856
Futures	77,153,850	40,227,550	19,370,650	67,264,840

Net change in unrealized gain (loss)	77,153,315	40,231,422	19,344,085	67,276,696

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	13,327,673	40,231,422	(68,044,060)	49,121,236

Net Income (Loss)	$13,012,876	$39,599,853	$(69,421,669)	$47,114,570

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2013	40	$1,654	4,000,000	$165,441,574	$165,443,228

Sale of Shares			200,000	8,853,772	8,853,772

Redemption of Shares			(600,000)	(26,244,164)	(26,244,164)

Net Income (Loss)

Net investment income (loss)		(7)		(314,790)	(314,797)

Net realized gain (loss) on United States Treasury Obligations and Futures		(543)		(63,825,099)	(63,825,642)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		686		77,152,629	77,153,315

Net Income (Loss)		136		13,012,740	13,012,876

Balance at September 30, 2013	40	$1,790	3,600,000	$161,063,922	$161,065,712

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2012	40	$2,214	6,200,000	$343,231,589	$343,233,803

Sale of Shares			1,000,000	56,518,931	56,518,931

Redemption of Shares			—	—	—

Net Income (Loss)

Net investment income (loss)		(5)		(631,564)	(631,569)

Net realized gain (loss) on United States Treasury Obligations and Futures		—		—	—

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		232		40,231,190	40,231,422

Net Income (Loss)		227		39,599,626	39,599,853

Balance at September 30, 2012	40	$2,441	7,200,000	$439,350,146	$439,352,587

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$2,298	9,000,000	$516,939,917	$516,942,215

Sale of Shares			400,000	18,120,922	18,120,922

Redemption of Shares			(5,800,000)	(304,575,756)	(304,575,756)

Net Income (Loss)

Net investment income (loss)		(11)		(1,377,598)	(1,377,609)

Net realized gain (loss) on United States Treasury Obligations and Futures		(639)		(87,387,506)	(87,388,145)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		142		19,343,943	19,344,085

Net Income (Loss)		(508)		(69,421,161)	(69,421,669)

Balance at September 30, 2013	40	$1,790	3,600,000	$161,063,922	$161,065,712

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$2,181	8,400,000	$458,055,685	$458,057,866

Sale of Shares			2,000,000	114,140,077	114,140,077

Redemption of Shares			(3,200,000)	(179,959,926)	(179,959,926)

Net Income (Loss)

Net investment income (loss)		(11)		(2,006,655)	(2,006,666)

Net realized gain (loss) on United States Treasury Obligations and Futures		(110)		(18,155,350)	(18,155,460)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		381		67,276,315	67,276,696

Net Income (Loss)		260		47,114,310	47,114,570

Balance at September 30, 2012	40	$2,441	7,200,000	$439,350,146	$439,352,587

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net Income (Loss)	$(69,421,669)	$47,114,570
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(607,902,276)	(1,118,278,935)
Proceeds from securities sold and matured	954,489,732	1,171,495,061
Net accretion of discount on United States Treasury Obligations	(128,346)	(173,122)
Net realized (gain) loss on United States Treasury Obligations	(4,445)	(80)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	(19,344,085)	(67,276,696)
Change in operating receivables and liabilities:
Management fee payable	(213,630)	188,844
Brokerage fee payable	5,815	(8,087)

Net cash provided by (used for) operating activities	257,481,096	33,061,555

Cash flows from financing activities:
Proceeds from sale of Shares	18,120,922	114,140,077
Redemption of Shares	(304,575,756)	(179,959,926)

Net cash provided by (used for) financing activities	(286,454,834)	(65,819,849)

Net change in cash held by broker	(28,973,738)	(32,758,294)
Cash held by broker at beginning of period	30,812,601	51,297,890

Cash held by broker at end of period	$1,838,863	$18,539,596

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements

September 30, 2013

(1) Organization

PowerShares DB Gold Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st . The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

This Report covers the three months ended September 30, 2013 and 2012 (hereinafter referred to as the “Three Months Ended September 30, 2013” and the “Three Months Ended September 30, 2012”, respectively) and the nine months ended September 30, 2013 and 2012 (hereinafter referred to as the “Nine Months Ended September 30, 2013” and the “Nine Months Ended September 30, 2012”, respectively).

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

The Fund does not employ leverage. As of September 30, 2013 and December 31, 2012, the Fund had $224,171,894 (or 100%) and $517,257,805 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,947,200 (or 4.88%) and $23,166,000 (or 4.48%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2013

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

During the Three Months Ended September 30, 2013 and 2012, the Fund incurred Management Fees of $317,172 and $709,871, respectively. Management Fees incurred during the Nine Months Ended September 30, 2013 and 2012 by the Fund were $1,460,982 and $2,147,557, respectively. As of September 30, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $101,378 and $315,008, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2013 and 2012, the Fund incurred brokerage fees of $15,416 and $1,501, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2013 and 2012 by the Fund were $44,419 and $31,878, respectively. As of September 30, 2013 and December 31, 2012, brokerage fees payable were $6,397 and $582, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of September 30, 2013 and December 31, 2012, there were no Fund assets held by the Administrator.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2013

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

The presentation of Shareholders’ Equity in prior years has been updated to conform to the September 30, 2013 presentation. Total Shareholders’ Equity was not affected by these changes.

(b) Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. Actual results could differ from those estimates. There were no significant estimates used in the preparation of these financial statements.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2013

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$211,998,031	$495,480,854
Commodity Futures Contracts (Level 1)	10,335,000	(9,035,650)

There were no Level 2 or Level 3 holdings as of September 30, 2013 and December 31, 2012.

(d) Deposits with Commodity Broker

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on quoted closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2013 and December 31, 2012 were holdings of $10,947,200 and $23,166,000, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2013, the Fund had cash held with the Commodity Broker of $1,838,863. As of December 31, 2012, the Fund had cash held with the Commodity Broker of $30,812,601, of which $9,035,650 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2013 and December 31, 2012.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. Futures contracts held as of September 30, 2013 are indicative of the volume of derivative activity during the period.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2013

The Fair Value of Derivative Instruments is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation) at September 30, 2013	Net Unrealized Appreciation / (Depreciation) at December 31, 2012
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$10,335,000	$(9,035,650)

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$(63,825,800)	—	$—	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$77,153,850	—	$40,227,550

		For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$(87,392,590)	—	$(18,155,540)	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$19,370,650	—	$67,264,840

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2013 and 2012 and the Nine Months Ended September 30, 2013 and 2012.

(j) Routine Operational, Administrative and Other Ordinary Expenses

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

(k) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares are also paid by the Managing Owner.

(l) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2013 and 2012 and the Nine Months Ended September 30, 2013 and 2012, the Fund did not incur such expenses.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2013

(5) Financial Instrument Risk

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

Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order and such fee is not borne by the Fund.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2013

be delivered through the DTC to the account of the Authorized Participant as recorded on the book entry system of the DTC at the Settlement Time. If the Fund’s account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received and any outstanding amount of the redemption order will be canceled.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2013 and 2012

and the Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended		Shares Nine Months Ended		Shareholders’ Equity Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Shares Sold	200,000	1,000,000	$8,853,772	$56,518,931	400,000	2,000,000	$18,120,922	$114,140,077
Shares Redeemed	(600,000)	—	(26,244,164)	—	(5,800,000)	(3,200,000)	(304,575,756)	(179,959,926)

Net Increase/ (Decrease)	(400,000)	1,000,000	$(17,390,392)	$56,518,931	(5,400,000)	(1,200,000)	$(286,454,834)	$(65,819,849)

(7) Profit and Loss Allocations and Distributions

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

No distributions were paid for the Nine Months Ended September 30, 2013 or 2012.

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2013 and 2012 and for the Nine Months Ended September 30, 2013 and 2012. The net investment income and total expense ratios are calculated using average net asset value during the respective period. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Asset Value
Net asset value per Share, beginning of period	$41.36	$55.36	$57.44	$54.53
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.46	5.76	(12.43)	6.79
Net investment income (loss)	(0.08)	(0.10)	(0.27)	(0.30)

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2013

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	3.38	5.66	(12.70)	6.49
Net asset value per Share, end of period	$44.74	$61.02	$44.74	$61.02

Market value per Share, beginning of period	$41.68	$55.18	$57.35	$54.45

Market value per Share, end of period	$44.77	$61.08	$44.77	$61.08

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.66)%	(0.71)%	(0.70)%

Total expenses	0.79%	0.75%	0.78%	0.76%

Total Return, at net asset value **	8.17%	10.22%	(22.11)%	11.90%

Total Return, at market value **	7.41%	10.69%	(21.94)%	12.18%

*	Percentages are annualized.
**	Percentages are not annualized.

(10)	Subsequent Events

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

Performance Summary

This Report covers the three months ended September 30, 2013 and 2012 (hereinafter referred to as the “Three Months Ended September 30, 2013” and the “Three Months Ended September 30, 2012”, respectively) and the nine months ended September 30, 2013 and 2012 (hereinafter referred to as the “Nine Months Ended September 30, 2013” and the “Nine Months Ended September 30, 2012”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2013 and the Nine Months Ended September 30, 2013 and the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012” below provides an overview of the changes in the closing levels of the DBIQ-OY GC TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY GC TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2013

and the Nine Months Ended September 30, 2013

and the Three Months Ended September 30, 2012

and the Nine Months Ended September 30, 2012

	Aggregate returns for index in the DBIQ-OY GC TR™
Underlying Index	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
DB Gold Indices	8.17%	10.30%	(21.27)%	12.41%

AGGREGATE RETURN	8.17%	10.30%	(21.27)%	12.41%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and only under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

The Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on trade date and at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

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

Authorized Participants may also redeem their Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Standard Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order and such fee is not borne by the Fund.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by operating activities was $257.5 million and $33.1 million for the Nine Months Ended September 30, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2013, $607.9 million was paid to purchase United States Treasury Obligations and $954.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2012, $1,118.3 million was paid to purchase United States Treasury Obligations and $1,171.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $19.3 million and increased by $67.3 million during the Nine Months Ended September 30, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow (used for) financing activities was $(286.4) million and $(65.8) million during the Nine Months Ended September 30, 2013 and 2012, respectively. This included $18.1 million and $114.1 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2013 and 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

SEPTEMBER 30, 2013 AND 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

For the Three Months Ended September 30, 2013, the NYSE Arca market value of each Share increased 7.41% from $41.68 per Share to $44.77 per Share. The Share price low and high for the Three Months Ended September 30, 2013 and related change from the Share price on June 30, 2013 was as follows: Shares traded from a low of $41.24 per Share (-1.06%) on July 5, 2013 to a high of $47.84 per Share (+14.78%) on August 27, 2013.

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 10.69% from $55.18 per Share to $61.08 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $54.11 per Share (-1.94%) on July 10, 2012 to a high of $61.24 per Share (+10.98%) on September 27, 2012.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2013, the net asset value of each Share increased 8.17% from $41.36 per Share to $44.74 per Share. Rising prices for gold futures contracts during the Three Months Ended September 30, 2013 resulted in a 8.17% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended September 30, 2013 was $13.0 million, resulting from interest income of $0.01 million, net realized loss of $63.8 million, net change in unrealized gain of $77.1 million, and operating expenses of $0.3 million.

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 10.22% from $55.36 per Share to $61.02 per Share. Rising prices for gold futures contracts during the Three Months Ended September 30, 2012 resulted in a 10.30% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended September 30, 2012 was $39.6 million, resulting from interest income of $0.1 million, net unrealized gain of $40.2 million, and operating expenses of $0.7 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

For the Nine Months Ended September 30, 2013, the NYSE Arca market value of each Share decreased 21.94% from $57.35 per Share to $44.77 per Share. The Share price high and low for the Nine Months Ended September 30, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $57.92 per Share (+0.99%) on January 22, 2013 to a low of $40.49 per Share (-29.40%) on June 27, 2013.

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 12.18% from $54.45 per Share to $61.08 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $53.20 per Share (-2.30%) on May 16, 2012 to a high of $62.07 per Share (+13.99%) on February 28, 2012.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2013, the net asset value of each Share decreased 22.11% from $57.44 per Share to $44.74 per Share. Declining prices for gold futures contracts during the Nine Months Ended September 30, 2013 resulted in a 21.27% decrease in the level of the DBIQ-OY GC TR™.

Net loss for the Nine Months Ended September 30, 2013 was $69.4 million, resulting interest income of $0.1 million, net realized loss of $87.4 million, net change in unrealized gain of $19.4 million, and operating expenses of $1.5 million.

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 11.90% from $54.53 per Share to $61.02 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2012 resulted in a 12.41% increase in the level of the DBIQ-OY GC TR™.

Net income for the Nine Months Ended September 30, 2012 was $47.1 million, resulting from interest income of $0.2 million, net realized loss of $18.2 million, net unrealized gain of $67.3 million, and operating expenses of $2.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$224,171,894	1.34%	$5,000,806	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$517,257,805	1.03%	$12,446,089	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of September 30, 2013 relating to the Index Commodity:

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2013:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2013 to July 31, 2013	200,000	$43.68
August 1, 2013 to August 31, 2013	400,000	$43.77
September 1, 2013 to September 30, 2013	—	$—

Total:	600,000	$43.74

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended September 30, 2013. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of July 1, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities are guaranteed by national export credit agencies representing two European national governments and one Asian national government. The obligations of the borrowers under these loan facilities are, in principle, secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, are waived for 2013, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above or for the former borrower NIOC, into which receivables are in principle paid by the buyers of the oil and oil products. During the third quarter of 2013, however, no receivables were effectively paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are parties sanctioned under applicable law or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanctions environment.

During the third quarter of 2013, approximately € 40,000 was paid into one of the escrow accounts, caused by a partial refund of the premium originally paid to the German export credit agency, due to the prepayment of the covered financing in 2012,, and we, in our role as escrow agent, distributed to the participants in the banking consortia approximately € 5,000 including portions attributable to us totalling approximately € 400.

We generated revenues in the third quarter of 2013 of approximately € 0.7 million in respect of these financing arrangements, of which approximately € 0.65 million consisted of escrow account revenues, approximately € 40,000 consisted of loan interest revenues and approximately € 10,000 consisted of fee revenues. The net profits were less than these amounts.

Our portion of the remaining loan facilities amounted to approximately € 31.2 million as of September 30, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any extensions of or new credit to these or other Iranian entities.

As of September 30, 2013, we have an undrawn commitment under one of the financing agreements referred to above under which the NPC is borrower of approximately € 1.3 million. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we intend to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and NPC. In that capacity, it received no repayments of principal and less than € 1,000 of interest in the third quarter of 2013, which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amount received, BHF-Bank passed on a half to a participant in such arrangement. In the third quarter of 2013, BHF-BANK’s gross revenues from this business were approximately € 20,000 and its net profits were less than this amount.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited many of these guarantees, a number are still outstanding, having an aggregate face amount of approximately € 8.3 million as of September 30, 2013. The gross revenues from this business in the third quarter of 2013 were approximately € 11,000 and the net profits we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 9.0 million as of September 30, 2013, the gross revenues received from non-Syrian parties for these guarantees in the third quarter of 2013 were approximately € 3,000 and the net profits we derived from these activities was less than this amount.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges in the third quarter of 2013 of approximately € 2,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received in the third quarter of 2013 approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 20.1 million as of September 30, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profits derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received 29 payments amounting to less than € 6.4 million in favor of non-Iranian clients in Germany, Belgium and the Netherlands, which payments were subsequently found to have stemmed from a relevant Iranian entity. Revenues for these incoming payments were less than € 7,500. These figures include relevant payments in favor of clients of our subsidiary Postbank. In general, we intend to continue these activities.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank accepts fund transfers from these Iranian banks and disburses them to the applicable (mainly German) payees, some of whom hold accounts with us. In the third quarter of 2013, we received approximately € 2.0 million in such disbursements in less than 300 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general, we intend to continue these activities.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s Frankfurt branch, which accounts are frozen under European sanctions law. In the third quarter of 2013, the total volume of outgoing payments from these accounts was approximately € 5.2 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In the third quarter of 2013, the gross revenues from this activity were approximately € 1,500 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian Consulate of girocard (debit card/ATM) terminals as well as the processing of transactions of cardholders using those terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The accounts maintained exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 12 million in the third quarter of 2013, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 12,000 and net profits which were less than this amount from these activities. The German government has requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with Germany; we intend to continue these activities. In the Netherlands, we are in the process of discontinuing the relevant services.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Gold Fund - September 30, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of PowerShares DB Gold Fund - September 30, 2013, (iii) the Schedule of Investments of PowerShares DB Gold Fund - December 31, 2012, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Gold Fund - Three Months Ended September 30, 2013 and 2012 and Nine Months Ended September 30, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Three Months Ended September 30, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Three Months Ended September 30, 2012, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Nine Months Ended September 30, 2013, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Nine Months Ended September 30, 2012, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Gold Fund - Nine Months Ended September 30, 2013 and 2012, and (x) Notes to Unaudited Financial Statements of PowerShares DB Gold Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name: Title:	Martin Kremenstein Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Chief Financial Officer

Dated: November 5, 2013