Form 10-K
period 2014-12-31
PowerShares DB Gold Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2015-03-06
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33231

POWERSHARES DB GOLD FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Invesco PowerShares Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 983-0903

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $142,400,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2015: 3,400,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. For example, the Fund’s performance information from inception up to and excluding the Closing Date (as defined herein) is a reflection of the performance associated with DB Commodity Services LLC, which served as the predecessor managing owner and all of the statements regarding the performance of the Fund on and after the Closing Date are forward-looking statements regarding the expected performance associated with Invesco Powershares Capital Management LLC, which now serves as the managing owner of the Fund. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), and our other Securities and Exchange Commission (the “SEC”) filings.

ii

PART I

ITEM 1.	BUSINESS

Introduction

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco PowerShares Capital Management LLC (“Invesco”) entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in the PowerShares DB Gold Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

The Transaction was consummated on February 23, 2015 (the “Closing Date”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

Organization

The Fund is a separate series of the Trust. The Trust is a Delaware statutory trust organized in seven separate series and was formed on August 3, 2006. The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in (i) a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with the Index Commodity. Further, in the event the Fund invests in Alternative Futures Contracts as described above, that trade on a U.S. exchange, the CFTC and commodity exchanges may impose position limits on market participants trading in the Index Commodity. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not borrow money to increase leverage. As of December 31, 2014 and 2013, the Fund had $152,122,299 (or 95.00% of its total assets) and $208,250,118 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,148,000 (or 3.22%) and $9,920,900 (or 4.76%) is required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of December 31, 2014 and 2013, respectively. The Fund has in the past invested in futures contracts with an aggregate notional value approximating the aggregate Index value, as opposed to the aggregate net asset value of the Fund. For additional information, please see the audited Schedule of Investments as of December 31, 2014 and 2013 for details of the Fund’s portfolio holdings.

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. to serve as the index sponsor (the “Index Sponsor”). (Prior to the Closing Date, the index sponsor was Deutsche Bank AG London.) The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each Business Day. The Index Sponsor may subcontract its services from time-to-time to one or more third parties.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee for performing its duties. These fees constitute a portion of the routine operational, administrative and other ordinary expenses and are paid from out of the Management Fee and are not charged to or reimbursed by the Fund.

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. After the Closing Date, the Index Sponsor is not affiliated with the Fund or the Managing Owner. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Gold Index Excess Return™ (the “DB Index”) is the exclusive property of Deutsche Bank Securities Inc. “DBIQ” is a service mark of Deutsche Bank AG and has been licensed for use for certain purposes by Deutsche Bank Securities Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index makes any representation or warranty, express or implied, concerning the DB Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index has any obligation to take the needs of the Managing Owner, or its clients into consideration in determining, composing or calculating the DB Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index has any obligation or liability in connection with the administration or trading of the Fund.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2015, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2015, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2016 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2015, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2015 and May 2015. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as exchange-traded funds and has been managing non-commodity futures based exchange-traded funds since 2003 and a commodity futures based exchange-traded fund since 2014. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Trust and the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner has served as the managing owner of the Trust and the Fund since the Closing Date on February 23, 2015. The Predecessor Managing Owner served as the managing owner of the Trust and the Fund prior to the Closing Date.

The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515, and its telephone number is (800) 983-0903.

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the avoidance of doubt, for purposes of the reporting period of this Form 10-K and up to the Closing Date, all fees payable to the Managing Owner were paid to DBCS.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without gross negligence or willful misconduct.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s clearing broker (the “Commodity Broker”). Prior to the Closing Date, Deutsche Bank Securities Inc. (“DBSI”) served as the commodity broker (the “Predecessor Commodity Broker”). For the avoidance of doubt, for purposes of the reporting period of this Form 10-K and up to the Closing Date, all fees payable to the Commodity Broker were paid to DBSI. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2014, 2013 and 2012.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon is the administrator (the “Administrator”) of the Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian (the “Custodian”) of the Fund and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

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

The Administration Agreement is continuously in effect unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund has materially failed to perform its obligations under the Administration Agreement.

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

The Administrator’s monthly fees are paid on behalf of the Fund by the Managing Owner out of the Management Fee.

[1]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

Index Sponsor

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. to serve as the index sponsor (the “Index Sponsor”). (Prior to the Closing Date, the index sponsor was Deutsche Bank AG London.) The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each Business Day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee for performing its duties.

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the Deutsche Bank indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the Deutsche Bank indices. The Managing Owner pays the Marketing Agent a marketing services fee.

The Marketing Agent will not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent has no responsibility for the performance of the Fund or the decisions made or actions taken by the Managing Owner.

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

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www.invescopowershares.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

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

Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

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

The CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Gold, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Regulations were to go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act. However, on September 28, 2012, a federal court issued an order vacating the Regulations. In vacating and remanding the new position limits rules, the court nevertheless upheld the CFTC’s revisions to the legacy position limits that amended previously-enacted position limits rules and are already in place pursuant to CFTC rules. On November 5, 2013, the CFTC re-proposed for public comment new position limits and an aggregation rule both of which are currently pending and have not yet been adopted. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties. In order to provide interested parties an opportunity to comment on various developing issues with respect the position limit and aggregation rules, the CFTC reopened the public comment periods for these proposed regulations a number of times, including a recent reopening until March 28, 2015. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts which the trader owns or over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if that trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under the regulations. The re-proposed regulations would maintain the independent account controller exemption, which the Managing Owner intends to rely upon in order to disaggregate the positions of the Fund from certain other accounts. However, if the CFTC does not adopt or renew the independent account controller exemption, or if the exemption were modified or otherwise unavailable, to the extent the Managing Owner avails itself of the exemption, it may be required to aggregate positions in multiple accounts or commodity pools for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Managing Owner with respect to the Fund would be affected by positions maintained by the Managing Owner with respect to accounts other than for the Fund. It is likely that the Fund would be compelled to liquidate futures contracts with respect to the Affected Index Commodity to come within position limits in the aggregate with other accounts or substitute a futures contract that exhibits trading prices that tend to correlate with a futures contract with respect to the Affected Index Commodity, at the risk of variance with the Index. In addition, failure to comply with the requirements of the independent account controller exemption, if applicable, could lead to an enforcement proceeding against the Managing Owner and could adversely affect the Fund.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Gold	COMEX (GC)	3,000 – Spot Month
6,000 – Single Month
6,000 – All Months Combined

Legend:

[1]	“COMEX” means the Commodity Exchange Inc., New York, a part of the CME Group, or its successor.
[2]	Subject to any additional limitations as may be required by an exchange.

Because the Fund is currently subject to position limits and may be subject to new and expanded position limits and because the Fund on any given date may not have an effective registration statement with the SEC with sufficient shares available, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be impaired or limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund to stay within these position limits may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. The inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Shares.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to the Index Contract, the Fund may commence investing in other futures contracts based on the Index Commodity and in futures contracts based on commodities other than the Index Commodity that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with the Index Contract. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

As the Managing Owner and its Principals have a Short History of Operating an Exchange-Traded Fund that Invests in a Broad Range of Commodity Futures Contracts, their Experience May be Relatively Inadequate or Unsuitable to Manage the Fund.

The Managing Owner manages a number of exchange-traded funds that use financial futures as part of their investment strategy and, only for a short time, has actively managed an exchange-traded fund related to a broad-based futures index. The past performance of these funds is no indication of the Managing Owner’s ability to manage exchange-traded investment vehicles that track a commodities index such as the Fund. There can be no assurance that the Managing Owner will be able to cause the net asset value per Share of the Fund to closely track the changes in the Index levels. If the experience of the Managing Owner and its principals is not relatively adequate or suitable to manage investment vehicles such as the Fund, the operations of the Fund may be adversely affected.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in a single commodity. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Index and the net asset value of the Fund which tracks the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	15.25%
Average rolling 3 month daily volatility	14.16%
Monthly return volatility	15.69%
Average annual volatility	14.30%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1988	11.42%
1989	13.16%
1990	17.65%
1991	12.67%
1992	8.32%
1993	14.43%
1994	9.59%
1995	6.63%
1996	6.18%
1997	12.59%
1998	12.82%
1999	17.33%
2000	15.03%
2001	14.42%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.39%
2006	22.81%
2007	13.91%
2008	25.53%
2009	18.40%
2010	13.28%
2011	17.47%
2012	13.46%
2013	18.50%
2014	11.82%

*	As of December 31, 2014. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

**	Volatility, for these purposes means the following:

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

***	As of December 31, except 1988 which is as of December 2.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.03% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 21, 2015. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while Shares trade unprofitably.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund constitutes a relatively new type of investment vehicle. The Fund competes with other financial vehicles, including mutual funds, and other investment companies, ETFs, other index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

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

The Value of the Shares Will be Adversely Affected if the Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without gross negligence or willful misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Fund and, consequently, the value of the Shares.

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

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2014	$46.41	$41.06
June 30, 2014	$44.50	$41.52
September 30, 2014	$44.79	$40.15
December 31, 2014	$41.48	$37.76

Quarter ended	High	Low
March 31, 2013	$57.92	$53.41
June 30, 2013	$54.53	$40.49
September 30, 2013	$47.84	$41.24
December 31, 2013	$45.59	$39.90

Holders

As of December 31, 2014, the Fund had 3,287 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2014 or for the Year Ended December 31, 2013.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2014, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2014	4,200,000	$42.99
Year Ended December 31, 2013	5,800,000	$52.51
Year Ended December 31, 2012	3,200,000	$56.24

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2014, 2013, 2012, 2011 and 2010 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007.

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
Interest Income	$53,278	$138,235	$276,517	$163,410	$254,010
Net investment income (loss)	$(1,166,103)	$(1,657,245)	$(2,827,604)	$(2,432,687)	$(1,476,569)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(4,157,997)	$(83,668,748)	$21,053,883	$9,472,301	$57,141,993
Net Income (Loss)	$(5,324,100)	$(85,325,993)	$18,226,279	$7,039,614	$55,665,424
Net Income (Loss) per Share	$(1.15)	$(17.12)	$2.91	$4.33	$10.93
Net increase (decrease) in cash	$3,098,597	$(23,259,298)	$(20,485,289)	$18,641,667	$32,656,223

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010*
Total Assets	$160,122,286	$208,250,118	$517,257,805	$458,370,973	$331,508,565
Shares NAV	$39.17	$40.32	$57.44	$54.53	$50.20
General Shares NAV	$39.17	$40.32	$57.45	$54.53	$50.20

*	From January 3, 2007 through January 3, 2010, the Management Fee payable by the Fund was 0.50% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Fund.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income	$22,548	$13,308	$11,482	$5,940
Net investment income (loss)	$(297,741)	$(267,080)	$(336,760)	$(264,522)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$9,282,805	$4,668,677	$(14,896,249)	$(3,213,230)
Net Income/(loss)	$8,985,064	$4,401,597	$(15,233,009)	$(3,477,752)
Increase/(decrease) in Net Asset Value	$1,102,821	$(4,703,870)	$3,201,897	$(11,569,381)
Net Income (loss) per Share	$2.70	$1.22	$(4.03)	$(1.04)

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$78,138	$31,863	$17,791	$10,443
Net investment income (loss)	$(732,150)	$(330,662)	$(314,797)	$(279,636)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(28,557,821)	$(52,813,912)	$13,327,673	$(15,624,688)
Net Income/(loss)	$(29,289,971)	$(53,144,574)	$13,012,876	$(15,904,324)
Increase/(decrease) in Net Asset Value	$(288,451,973)	$(63,047,014)	$(4,377,516)	$(15,904,324)
Net Income (loss) per Share	$(3.04)	$(13.04)	$3.38	$(4.42)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. For example, the Fund’s performance information from inception up to and excluding the Closing Date (as defined herein) is a reflection of the performance associated with DB Commodity Services LLC, which served as the predecessor managing owner and all of the statements regarding the performance of the Fund on and after the Closing Date are forward-looking statements regarding the expected performance associated with Invesco Powershares Capital Management LLC, which now serves as the managing owner of the Fund. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Gold Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC, undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco PowerShares Capital Management LLC (“Invesco”) entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in the PowerShares DB Gold Fund (the “Fund”), including the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets of DBCS pertaining to the management of the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

The Transaction was consummated on February 23, 2015 (the “Closing Date”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in (i) a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

After the Closing Date, the aggregate notional value of the Futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index Value.

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

Performance Summary

This report covers the three months ended December 31, 2014, 2013 and 2012 (herein referred to as the “Three Months Ended December 31, 2014,” the “Three Months Ended December 31, 2013” and the “Three Months Ended December 31, 2012,” respectively), the years ended December 31, 2014, 2013 and 2012 (herein referred to as the “Year Ended December 31, 2014,” the “Year Ended December 31, 2013” and the “Year Ended December 31, 2012,” respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2014, 2013 and 2012 and the Years Ended December 31, 2014, 2013 and 2012” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2014, 2013 and 2012 and the Years Ended December 31, 2014, 2013 and 2012

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
DB Gold Indices	(2.30)%	(9.44)%	(5.61)%

AGGREGATE RETURN	(2.30)%	(9.44)%	(5.61)%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
DB Gold Indices	(1.85)%	(28.71)%	6.10%

AGGREGATE RETURN	(1.85)%	(28.71)%	6.10%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Financial Accounting Standards Board (FASB) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 5(c) within the financial statements in Item 8 for further information.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also, see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.” In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $1.9 million, $263.2 million and $(61.1) million for the Years Ended December 31, 2014, 2013 and 2012, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2014, $658.9 million was paid to purchase United States Treasury Obligations and $663.0 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2013, $756.9 million was paid to purchase United States Treasury Obligations and $1,109.5 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2012, $1,613.7 million was paid to purchase United States Treasury Obligations and $1,559.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and futures increased (decreased) cash by $3.2 million, $(3.7) million, and $(24.4) million during the Years Ended December 31, 2014, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $1.2 million, $(286.5) million and $40.7 million during the Years Ended December 31, 2014, 2013 and 2012, respectively. This included $173.9 million, $18.1 million and $220.6 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2014, 2013 and 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014, 2013 AND 2012, AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF DGL, DGLNV AND DGLDIX FOR THE YEARS ENDED

DECEMBER 31, 2014, 2013 AND 2012 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE NO EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE NO ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

THE FUND’S PERFORMANCE INFORMATION FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE PREDECESSOR MANAGING OWNER AND ALL OF THE STATEMENTS REGARDING THE PERFORMANCE OF THE FUND ON AND AFTER THE CLOSING DATE ARE FORWARD-LOOKING STATEMENTS REGARDING THE EXPECTED PERFORMANCE ASSOCIATED WITH THE MANAGING OWNER OF THE FUND.

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Fund Share Price Performance

For the Year Ended December 31, 2014, the NYSE Arca market value of each Share decreased 3.02% from $40.36 per Share to $39.14 per Share. The Share price high and low for the Year Ended December 31, 2014 and related change from the Share price from December 31, 2013 was as follows: Shares traded from a high of $46.41 per Share (+14.99%) on March 14, 2014 to a low of $37.76 per Share (-6.44%) on November 15, 2014. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis, was -3.02%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2014, the net asset value of each Share decreased 2.85% from $40.32 per Share to $39.17 per Share. Depreciation in the price of gold futures contracts during the Year Ended December 31, 2014 contributed to an overall 1.85% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund on a net asset value basis was -2.85%.

Net loss for the Year Ended December 31, 2014 was $5.3 million, resulting from $0.05 million of interest income, net realized losses of $0.9 million, net change in unrealized losses of $3.2 million and operating expenses of $1.2 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014, 2013 AND 2012

Fund Share Price Performance

For the Three Months Ended December 31, 2014, the NYSE Arca market value of each Share decreased 2.52% from $40.15 per Share to $39.14 per Share. The Share price high and low for the Three Months Ended December 31, 2014 and related change from the Share price on September 30, 2014 was as follows: Shares traded from a high of $41.48 per Share (+3.31%) on October 21, 2014 to a low of $37.76 per Share (-5.95%) on November 5, 2014. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis, was -2.52%.

For the Three Months Ended December 31, 2013, the NYSE Arca market value of each Share decreased 9.85% from $44.77 per Share to $40.36 per Share. The Share price high and low for the Three Months Ended December 31, 2013 and related change from the Share price on September 30, 2013 was as follows: Shares traded from a high of $45.59 per Share (+1.83%) on October 28, 2013 to a low of $39.90 per Share (-10.88%) on December 19, 2013. No distributions were paid to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund, on a market value basis was -9.85%.

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 6.11% from $61.08 per Share to $57.35 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $61.70 per Share (+1.02%) on October 4, 2012 to a low of $56.54 per Share (-7.43%) on December 20, 2012. No distributions were paid to Shareholders during the Three Months Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was -6.11%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2014, the net asset value of each Share decreased 2.59% from $40.21 per Share to $39.17 per Share. Depreciation in the price of gold futures contracts during the Three Months Ended December 31, 2014 contributed to an overall 2.30% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund on a net asset value basis was -2.59%.

Net loss for the Three Months Ended December 31, 2014 was $3.5 million, resulting from $0.01 million of interest income, net realized losses of $0.9 million, net change in unrealized losses of $2.3 million and operating expenses of $0.3 million.

For the Three Months Ended December 31, 2013, the net asset value of each Share decreased 9.88% from $44.74 per Share to $40.32 per Share. Depreciation in the price of gold futures contracts during the Three Months Ended December 31, 2013 contributed to an overall 9.44% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -9.88%.

Net loss for the Three Months Ended December 31, 2013 was $15.9 million, resulting from $0.01 million of interest income, net change in unrealized losses of $15.6 million and operating expenses of $0.3 million.

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 5.87% from $61.02 per Share to $57.44 per Share. Depreciation in the price of gold futures contracts during the Three Months Ended December 31, 2012 contributed to an overall 5.61% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -5.87%.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments are calculated as a fixed percentage of the Fund’s net asset value. Commission payments are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, for purposes of the reporting period of this Form 10-K and up to the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and the Predecessor Commodity Broker, respectively.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$160,122,286	0.90%	$2,767,926	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$208,250,118	1.42%	$4,796,119	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of December 31, 2014 relating to the Index Commodity is as follows:

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not actively manage the Fund to avoid losses. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control

Over Financial Reporting

Management of Invesco PowerShares Capital Management LLC, as managing owner (the “Managing Owner”) of PowerShares DB Gold Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Andrew Schlossberg, Principal Executive Officer, and Steven Hill, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2014.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2014, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANDREW SCHLOSSBERG
Name:	Andrew Schlossberg
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner

March 6, 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders of PowerShares DB Gold Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB Gold Fund (the “Fund”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Managers of Invesco PowerShares Capital Management LLC and

The Shareholders of PowerShares DB Gold Fund:

We have audited the accompanying statements of income and expenses, changes in shareholders’ equity, and cash flows of PowerShares DB Gold Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, for the year ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of PowerShares DB Gold Fund for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 1, 2013

PowerShares DB Gold Fund

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $149,995,298 and $205,983,538 respectively)	$149,996,759	$205,986,455
Cash held by commodity broker	10,651,900	7,553,303
Net unrealized depreciation on futures contracts	(8,526,360)	(5,289,640)

Equity in broker trading accounts (of which $5,148,000 and $9,920,900, respectively, is restricted for maintenance margin purposes)	152,122,299	208,250,118

Receivable for securities sold	7,999,987	—

Total assets	$160,122,286	$208,250,118

Liabilities
Payable for securities purchased	$18,998,337	$62,989,649
Payable for shares redeemed	7,834,782	—
Management fee payable	92,547	94,136
Brokerage fee payable	3,765	4,945

Total liabilities	26,929,431	63,088,730

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	1,567	1,613
Shareholders’ equity - Shares	133,191,288	145,159,775

Total shareholders’ equity	133,192,855	145,161,388

Total liabilities and equity	$160,122,286	$208,250,118

General Shares outstanding	40	40
Shares outstanding	3,400,000	3,600,000
Net asset value per share
General Shares	$39.17	$40.32
Shares	$39.17	$40.32

See accompanying notes to financial statements

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2014

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.030% due January 2, 2015	14.27%	$19,000,000	$19,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	27.78	36,999,963	37,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	11.26	14,999,790	15,000,000
U.S. Treasury Bills, 0.020% due February 5, 2015	0.75	999,981	1,000,000
U.S. Treasury Bills, 0.025% due February 12, 2015	22.52	29,999,580	30,000,000
U.S. Treasury Bills, 0.025% due February 19, 2015	2.25	2,999,949	3,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	2.25	2,999,931	3,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	6.01	7,999,696	8,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	6.01	7,999,744	8,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	5.26	6,999,797	7,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	14.26	18,998,328	19,000,000

Total United States Treasury Obligations (cost $149,995,298)	112.62%	$149,996,759

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 3.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,170 contracts, settlement date April 28, 2015)	(6.40)%	$(8,526,360)	$138,633,300

Total Commodity Futures Contracts	(6.40)%	$(8,526,360)	$138,633,300

Unrealized appreciation/(depreciation) is presented above, net by contract.

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

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 3.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,244 contracts, settlement date April 28, 2014)	(3.64)%	$(5,289,640)	$149,653,200

Total Commodity Futures Contracts	(3.64)%	$(5,289,640)	$149,653,200

Unrealized appreciation/(depreciation) is presented above, net by contract. Refer to Note 5(h) for gross amounts of unrealized appreciation and unrealized depreciation on futures contracts.

See accompanying notes to financial statements

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income
Interest Income	$53,278	$138,235	$276,517

Expenses
Management Fee	1,139,602	1,752,512	3,041,610
Brokerage Commissions and Fees	79,779	42,968	62,511

Total expenses	1,219,381	1,795,480	3,104,121

Net investment income (loss)	(1,166,103)	(1,657,245)	(2,827,604)

Net Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures Contracts

Net Realized Gain (Loss) on
United States Treasury Obligations	3,839	4,568	80
Futures	(923,660)	(87,392,590)	(3,359,210)

Net realized gain (loss)	(919,821)	(87,388,022)	(3,359,130)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,456)	(26,736)	31,493
Futures	(3,236,720)	3,746,010	24,381,520

Net change in unrealized gain (loss)	(3,238,176)	3,719,274	24,413,013

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(4,157,997)	(83,668,748)	21,053,883

Net Income (Loss)	$(5,324,100)	$(85,325,993)	$18,226,279

See accompanying notes to financial statements

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Shares		Shares		Total Shareholders’
	Shares	Total Equity	Shares	Total Equity	Equity
Balance at January 01, 2014	40	$1,613	3,600,000	$145,159,775	$145,161,388

Sale of Shares			4,000,000	173,902,854	173,902,854
Redemption of Shares			(4,200,000)	(180,547,287)	(180,547,287)

Net Increase (Decrease) due to Share Transactions			(200,000)	(6,644,433)	(6,644,433)
Net Income (Loss)
Net investment income (loss)		(10)		(1,166,093)	(1,166,103)
Net realized gain (loss) on United States Treasury Obligations and Futures		(8)		(919,813)	(919,821)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(28)		(3,238,148)	(3,238,176)

Net Income (Loss)		(46)		(5,324,054)	(5,324,100)

Net Change in Shareholders’ Equity		(46)	(200,000)	(11,968,487)	(11,968,533)

Balance at December 31, 2014	40	$1,567	3,400,000	$133,191,288	$133,192,855

See accompanying notes to financial statements

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares		Total Shareholders’
	Shares	Total Equity	Shares	Total Equity	Equity
Balance at January 01, 2013	40	$2,298	9,000,000	$516,939,917	$516,942,215

Sale of Shares			400,000	18,120,922	18,120,922
Redemption of Shares			(5,800,000)	(304,575,756)	(304,575,756)

Net Increase (Decrease) due to Share Transactions			(5,400,000)	(286,454,834)	(286,454,834)
Net Income (Loss)
Net investment income (loss)		(14)		(1,657,231)	(1,657,245)
Net realized gain (loss) on United States Treasury Obligations and Futures		(701)		(87,387,321)	(87,388,022)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		30		3,719,244	3,719,274

Net Income (Loss)		(685)		(85,325,308)	(85,325,993)

Net Change in Shareholders’ Equity		(685)	(5,400,000)	(371,780,142)	(371,780,827)

Balance at December 31, 2013	40	$1,613	3,600,000	$145,159,775	$145,161,388

See accompanying notes to financial statements

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares		Total Shareholders’
	Shares	Total Equity	Shares	Total Equity	Equity
Balance at January 01, 2012	40	$2,181	8,400,000	$458,055,685	$458,057,866

Sale of Shares			3,800,000	220,617,996	220,617,996
Redemption of Shares			(3,200,000)	(179,959,926)	(179,959,926)

Net Increase (Decrease) due to Share Transactions			600,000	40,658,070	40,658,070
Net Income (Loss)
Net investment income (loss)		(18)		(2,827,586)	(2,827,604)
Net realized gain (loss) on United States Treasury Obligations and Futures		(22)		(3,359,108)	(3,359,130)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		157		24,412,856	24,413,013

Net Income (Loss)		117		18,226,162	18,226,279

Net Change in Shareholders’ Equity		117	600,000	58,884,232	58,884,349

Balance at December 31, 2012	40	$2,298	9,000,000	$516,939,917	$516,942,215

See accompanying notes to financial statements

PowerShares DB Gold Fund

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net Income (Loss)	$(5,324,100)	$(85,325,993)	$18,226,279
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(658,943,457)	(756,889,002)	(1,613,677,218)
Proceeds from securities sold and matured	662,997,701	1,109,489,671	1,558,995,060
Net accretion of discount on United States Treasury Obligations	(53,464)	(138,789)	(276,870)
Net realized (gain) loss on United States Treasury Obligations	(3,839)	(4,568)	(80)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	3,238,176	(3,719,274)	(24,413,013)
Change in operating receivables and liabilities:
Management fee payable	(1,589)	(220,872)	9,988
Brokerage fee payable	(1,180)	4,363	(7,505)

Net cash provided by (used for) operating activities	1,908,248	263,195,536	(61,143,359)

Cash flows from financing activities:
Proceeds from sale of Shares	173,902,854	18,120,922	220,617,996
Redemption of Shares	(172,712,505)	(304,575,756)	(179,959,926)

Net cash provided by (used for) financing activities	1,190,349	(286,454,834)	40,658,070

Net change in cash held by commodity broker	3,098,597	(23,259,298)	(20,485,289)
Cash held by commodity broker at beginning of year	7,553,303	30,812,601	51,297,890

Cash held by commodity broker at end of year	$10,651,900	$7,553,303	$30,812,601

See accompanying notes to financial statements

PowerShares DB Gold Fund

Notes to Financial Statements

December 31, 2014

(1) Background

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco PowerShares Capital Management LLC (“Invesco”) entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in the PowerShares DB Energy Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets pertaining to the management of Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

The Transaction was consummated on February 23, 2015 (the “Closing Date”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

(2) Organization

The Fund is a separate series of the Trust. The Trust is a Delaware statutory trust organized in seven separate series and was formed on August 3, 2006. The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

This Report covers the year ended December 31, 2014 (herein referred to as the “Year Ended December 31, 2014”), the year ended December 31, 2013 (herein referred to as the “Year Ended December 31, 2013”) and the year ended December 31, 2012 (herein referred to as the “Year Ended December 31, 2012”). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

(3) Fund Investment Overview

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

The Fund also holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker as margin. The Fund does not borrow money to increase leverage. As of December 31, 2014 and 2013, the Fund had $152,122,299 (or 95.00% of its total assets) and $208,250,118 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,148,000 (or 3.22%) and $9,920,900 (or 4.76%) is required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of the December 31, 2014 and 2013, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2014 and 2013 for details of the Fund’s portfolio holdings.

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

(4) Service Providers and Related Party Agreements

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund; provided, however, for purposes of the reporting period of this Form 10-K and up to the Closing Date, all Management Fees were payable to the Predecessor Managing Owner (the “Management Fee”).

During the Year Ended December 31, 2014, the Fund incurred Management Fees of $1,139,602, of which $92,547 was payable at December 31, 2014. During the Year Ended December 31, 2013, the Fund incurred Management Fees of $1,752,512, of which $94,136 was payable at December 31, 2013. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $3,041,610.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”); provided, however, Deutsche Bank Securities Inc. (“DBSI”), a Delaware corporation, served as the Fund’s futures clearing broker prior to and during the reporting period of this Form 10-K and up to the Closing Date (the “Predecessor Commodity Broker”). DBSI is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Predecessor Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2014, the Fund incurred brokerage fees of $79,779, of which $3,765 was payable at December 31, 2014. For the Year Ended December 31, 2013, the Fund incurred brokerage fees of $42,968, of which $4,945 was payable at December 31, 2013. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $62,511.

The Administrator, the Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) is the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the futures commission merchants. As of December 31, 2014 and 2013, there were no Fund assets held by the Administrator.

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

Index Sponsor

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. to serve as the index sponsor (the “Index Sponsor”). (Prior to the Closing Date, the index sponsor was Deutsche Bank AG London.) The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each Business Day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee for performing its duties.

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the Deutsche Bank indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the Deutsche Bank indices.

The Managing Owner pays the Marketing Agent a marketing services fee.

The Marketing Agent will not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent has no responsibility for the performance of the Fund or the decisions made or actions taken by the Managing Owner.

(5) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”).

In June 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. The Fund adopted this guidance effective January 1, 2014. The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with accounting and reporting guidance of the FASB Accounting Standards Codification Topic 946 – Investment Companies, which is part of U.S. GAAP. The adoption of this guidance had no effect on the Fund’s statements of financial condition, including the schedule of investments, and the related statements of income and expenses, changes in shareholders’ equity and of cash flows.

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

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

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2014	December 31, 2013
United States Treasury Obligations (Level 1)	$149,996,759	$205,986,455
Commodity Futures Contracts (Level 1)	$(8,526,360)	$(5,289,640)

There were no Level 2 or Level 3 holdings during the years ended December 31, 2014, 2013 and 2012. The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. The Fund purchased $19,000,000 face amount of United States Treasury Obligations valued at $18,998,337 which was recorded as payable for securities purchased as of December 31, 2014. The Fund sold $8,000,000 face amount of United States Treasury Obligations valued at $7,999,987 which was recorded as receivable for securities sold as of December 31, 2014. The Fund purchased $63,000,000 face amount of United States Treasury Obligations valued at $62,989,649 which was recorded as payable for securities purchased as of December 31, 2013.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2014, the Fund had cash held with the Commodity Broker of $10,651,900, of which $8,526,360 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2013, the Fund had cash held with the Commodity Broker of $7,553,303, of which $5,289,640 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2014 and 2013.

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

Management of the Fund has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factoring including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2010.

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. For the years ended December 31, 2014 and 2013, the average monthly notional market value of futures contracts held was $152.4 million and $252.1 million, respectively.

The Fair Value of Derivative Instruments as of December 31, 2014 is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation)
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$(8,526,360)

The Fair Value of Derivative Instruments as of December 31, 2013 is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation)
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$(5,289,640)

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$(923,660)	—	$(87,392,590)	—	$(3,359,210)	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$(3,236,720)	—	$3,746,010	—	$24,381,520

The Fund utilizes derivative instruments to achieve its investment objective. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments*	Cash Collateral Pledged*	Net Amount
Liabilities
Commodity Futures Contracts	$(8,526,360)	$—	$(8,526,360)	$—	$8,526,360	$—

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments*	Cash Collateral Pledged*	Net Amount
Liabilities
Commodity Futures Contracts	$(5,289,640)	$—	$(5,289,640)	$—	$5,289,640	$—

*	As of December 31, 2014 and December 31, 2013, a portion of the Fund’s cash and US Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

The Managing Owner will utilize the cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that cash held at the commodity broker is not adequate to cover any realized losses, a portion of the United States Treasury Bills will be sold to make additional cash available.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract by contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2014, 2013 and 2012.

(k) Routine Operational, Administrative and Other Ordinary Expenses

Effective as of the Closing Date, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. For purposes of the reporting period of this Form 10-K and up to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, all such expenses are not reflected in the statement of income and expenses of the Fund.

(l) Organizational and Offering Costs

Prior to the Closing Date, all organizational and offering expenses (including continuous offering expenses for the offering of the Shares) incurred by the Fund was assumed by the Predecessor Managing Owner. Effective as of the Closing Date, all offering expenses (including continuous offering expenses for the offering of the Shares) incurred by the Fund were assumed by the Managing Owner. The Fund is not responsible to either the Predecessor Managing Owner or the Managing Owner for the reimbursement of organizational and offering costs (including continuous offering expenses for the offering of the Shares).

(m) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2014, 2013 and 2012, the Fund did not incur such expenses.

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

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

(8) Profit and Loss Allocations and Distributions

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

No distributions were paid for the Years Ended December 31, 2014, 2013 and 2012.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2014 and 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2014, 2013 and 2012. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$40.32	$57.44	$54.53
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.83)	(16.77)	3.31
Net investment income (loss)	(0.32)	(0.35)	(0.40)

Net income (loss)	(1.15)	(17.12)	2.91

Net asset value per Share, end of period	$39.17	$40.32	$57.44

Market value per Share, beginning of period	$40.36	$57.35	$54.45

Market value per Share, end of period	$39.14	$40.36	$57.35

Ratio to average Net Assets
Net investment income (loss)	(0.77)%	(0.71)%	(0.70)%

Total expenses	0.80%	0.77%	0.76%

Total Return, at net asset value	(2.85)%	(29.81)%	5.34%

Total Return, at market value	(3.02)%	(29.63)%	5.33%

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2014

(11) Selected Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income	$22,548	$13,308	$11,482	$5,940
Net investment income (loss)	$(297,741)	$(267,080)	$(336,760)	$(264,522)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$9,282,805	$4,668,677	$(14,896,249)	$(3,213,230)
Net Income/(loss)	$8,985,064	$4,401,597	$(15,233,009)	$(3,477,752)
Increase/(decrease) in Net Asset Value	$1,102,821	$(4,703,870)	$3,201,897	$(11,569,381)
Net Income (loss) per Share	$2.70	$1.22	$(4.03)	$(1.04)

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$78,138	$31,863	$17,791	$10,443
Net investment income (loss)	$(732,150)	$(330,662)	$(314,797)	$(279,636)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(28,557,821)	$(52,813,912)	$13,327,673	$(15,624,688)
Net Income/(loss)	$(29,289,971)	$(53,144,574)	$13,012,876	$(15,904,324)
Increase/(decrease) in Net Asset Value	$(288,451,973)	$(63,047,014)	$(4,377,516)	$(15,904,324)
Net Income (loss) per Share	$(3.04)	$(13.04)	$3.38	$(4.42)

(12) Subsequent Events

See Note 1 above regarding the transaction under which DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in the Fund, including the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets pertaining to the management of the Fund, pursuant to the terms and conditions of a certain Asset Purchase Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Andrew Schlossberg, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Andrew Schlossberg, the Principal Executive Officer, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Andrew Schlossberg, the Principal Executive Officer, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2014, as stated in their report on page 34 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Neither the Managing Owner nor any affiliates of the Managing Owner engaged in any activities as defined under Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, during the reporting periods covered by this report.

Deutsche Bank AG, the ultimate parent company of the predecessor Managing Owner, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the year ended December 31, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, three of which remained outstanding as of December 31, 2014, with the National Petrochemical Company (NPC) and its group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NPC and/or its trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, because of the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. Iranian entities in whose names the escrow accounts are held are not permitted to draw on such accounts, either because they are sanctioned parties or, where this is not the case, because of our business decision to not allow access to such accounts in light of the overall sanctions environment.

During 2014, approximately € 1.0 million was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 45 million including portions attributable to us totaling € 5.9 million.

We received approximately € 2.6 million of repayments in principal and approximately € 4,000 interest in 2014 with respect to transactions in which we were a lender but not an agent or arranger.

In one financing arrangement, we are not ourselves a lender but act rather as agent for a lender, a state-owned development bank. In this capacity, we received fees from the Iranian borrower of approximately € 2,000 and passed them on to the lender.

We generated revenues in 2014 of approximately € 2.2 million in respect of these financing arrangements, of which approximately € 1.9 million consisted of escrow account revenues, € 0.2 million consisted of loan interest revenues and € 34,000 consisted of fee revenues. The net profits were less than these amounts. This amount includes the revenues from BHF-Bank’s business related to Iran attributable to the time it still was our subsidiary. BHF-Bank was acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and was sold by us effective March 26, 2014.

As of December 31, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but which we have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

Our portion of the outstanding principal amount of the remaining loan facilities amounted to approximately € 25 million as of December 31, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.6 million are still outstanding as of year-end 2014. The gross revenues from this business in 2014 were approximately € 76,000 and the net profit we derived from these activities was less than this amount. This amount includes revenues of BHF-Bank, which was sold in March 2014.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 11.1 million as of December 31, 2014, the gross revenues received from non-Syrian parties for these guarantees were approximately € 110,000 in 2014 and the net profit we derived from these activities was less than this amount. This amount includes revenues of BHF-Bank, which was sold in March 2014. In one case we paid cancellation fees of less than € 400 to the frozen account of the Syrian bank. The amount of legacy guarantees related to this Syrian bank is higher than the amount reported for 2013 (which was € 9.0 million) because an analysis initiated in 2014 identified additional legacy guarantees, dating from or before 2007, with regard to this Syrian bank booked in one of the Bank’s (non-German) European locations.

We intend to exit these guarantee arrangements as soon as possible.

Payments Received. In 2014, we received less than 80 payments adding up to approximately € 19 million in favor of non-Iranian clients in Germany, the Netherlands and Belgium, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 20,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

On behalf of one of our clients in Poland we transferred to an account of the Iranian embassy in Poland, held by another bank, one payment of approximately € 100. We do not intend to make such payments in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In 2014, we received approximately € 14.1 million in such disbursements in approximately 1,000 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 5,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

Based on discussions initiated by the German Bundesbank, in 2014 BHF-Bank continued to maintain accounts for Bank Sepah’s branch in Frankfurt, Germany. These accounts were frozen under European sanctions law. Until BHF-Bank was sold in March 2014 the total volume of outgoing payments from these accounts was approximately € 0.5 million, which payments were made with the involvement of the competent authorities in Germany under applicable law. The gross revenues from this activity attributable to this time were approximately € 3,500 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. In 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 32.5 million in 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 51,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the United States in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. On October 16, 2014, the client’s name was removed from the U.S. Office of Foreign Asset Control’s Specially Designated Nationals List. Until that day the generated revenues derived from this relationship were less than € 7,000 and the net profits were less than this amount.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and principal officers of the Managing Owner are as follows:

Name	Age	Position
Andrew Schlossberg	40	Chief Executive Officer, Board of Managers
Peter Hubbard	34	Vice President and Director of Portfolio Management
David Warren	56	Chief Administrative Officer, Board of Managers
Daniel Draper	45	Board of Managers
Roderick Ellis	47	Principal
Steven Hill	50	Principal Financial and Accounting Officer, Investment Pools
Deanna Marotz	49	Chief Compliance Officer
John Zerr	52	Board of Managers

Andrew Schlossberg (40) has been Principal Executive Officer of the Managing Owner since January 2010, where he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Schlossberg has also been Managing Director, Head of US Distribution for Invesco Distributors, Inc., or IDI, since June 2012, where he has been responsible for Sales, Client Service, Product Management, and Marketing for services provided to Invesco Ltd.’s US businesses, including the Managing Owner. IDI is a registered broker-dealer and is the US distributor for Invesco Ltd.’s retail products and collective trust funds. Invesco Ltd. is a global investment management company affiliated with the Managing Owner. In these capacities, Mr. Schlossberg also is responsible for overseeing the operations of various investment funds sponsored by Invesco Ltd. or its affiliates, or Invesco Funds. He earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. degree at Northwestern University and a B.S. degree in Finance and International Business from the University of Delaware. Mr. Schlossberg was listed as a principal of the Managing Owner on December 4, 2012.

Peter Hubbard (34) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 12 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively.

David Warren (56) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and has also held the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has also been a Managing Director and Chief Administrative Officer of the Managing Owner since January 2010. In these capacities, Mr. Warren also is responsible for overseeing the administration of Invesco Funds. He obtained a Bachelor’s Degree in Communications from the University of Toronto and is a member of the Canadian Institute of Chartered Accountants. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Daniel Draper (45) has been a Managing Director of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Roderick Ellis (47) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (50) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, Invesco PowerShares Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill is expected to become listed as a principal of the Managing Owner upon final approval of the NFA.

Deanna Marotz (49) has been Chief Compliance Officer of the Managing Owner since March 31, 2008. In her role as Chief Compliance Officer she is responsible for all aspects of regulatory compliance for the Managing Owner. She is a registered representative of IDI. Ms. Marotz earned a B.S. degree from Eastern Illinois University. Ms. Marotz was listed as a principal of the Managing Owner on November 15, 2012.

John Zerr (52) has been a Managing Director of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco PowerShares Capital Management LLC. Invesco PowerShares Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and was managed by the Predecessor Managing Owner for purposes of the reporting period of this Form 10-K and up to the Closing Date. None of the directors or officers of the Predecessor Managing Owner received compensation from the Fund. The Predecessor Managing Owner received a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, served as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading for purposes of the reporting period of this Form 10-K and up to the Closing Date.

As of the Year Ended December 31, 2014, the Fund has incurred Management Fees of $1,139,602 of which $1,047,055 had been paid at December 31, 2014. Management Fees of $92,547 were unpaid at December 31, 2014 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2014, the Fund has incurred brokerage commissions of $79,779 of which $76,014 had been paid at December 31, 2014. Brokerage commissions of $3,765 were unpaid at December 31, 2014 and are reported as a liability on the statement of financial condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2014, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of Invesco PowerShares Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2014 and 2013.

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Audit Fees	$97,364	$94,455
Audit-Related Fees(1)	2,150	0
Tax Fees(2)	62,745	77,516
All Other Fees	0	0

Total	$162,259	$171,971

(1)	Audit-Related Fees for fiscal year ended December 31, 2014 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for fiscal years ended December 31, 2014 and 2013 include fees billed for preparing tax forms.

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s former independent registered public accounting firm for the year ended December 31, 2013.

Fiscal Year Ended December 31, 2013
Audit Fees	$19,910
Audit-Related Fees	698
Tax Fees	0
All Other Fees	0

Total	$20,608

Approval of Independent Registered Public Accounting Firm Services and Fees

The Predecessor Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP and KPMG LLP to the Fund described above. The Predecessor Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 32 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.2	Form of Participant Agreement [2]

10.1	Form of Customer Agreement [3]

10.2	Form of Administration Agreement [2]

10.3	Form of Global Custody Agreement [2]

10.4	Form of Transfer Agency and Service Agreement [2]

10.5	Distribution Services Agreement [3]

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition – December 31, 2014 and December 31, 2013, (ii) the Schedule of Investments – December 31, 2014, (iii) the Schedule of Investments – December 31, 2013, (iv) the Statements of Income and Expenses – Years Ended December 31, 2014, 2013 and 2012, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2014, (vi) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2013, (vii) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2012, (viii) the Statements of Cash Flows – Years Ended December 31, 2014, 2013 and 2012, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on December 14, 2006 and incorporated herein by reference.
3	Previously filed as an exhibit to 8-K on February 26, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

	By:	/S/ ANDREW SCHLOSSBERG
	Name:	Andrew Schlossberg
	Title:	Principal Executive Officer

	By:	/S/ STEVEN HILL
	Name:	Steven Hill
	Title:	Principal Financial and Accounting Officer, Investment Pools

Dated: March 6, 2015