Form 10-K
period 2015-12-31
PowerShares DB Gold Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2016-02-29
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $138,888,000.

Number of Common Units of Beneficial Interest outstanding as of January 31, 2016: 3,800,000

i

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

Introduction

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco PowerShares Capital Management LLC (“Invesco”) entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in PowerShares DB Gold Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

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

As of the date of this Annual Report (the “Report”), each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

The Fund holds United States Treasury Obligations for deposit with the Custodian (as defined below) and with the Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $25,023,640 (or 18.02% of its total assets) and $152,122,299 (or 95.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on commodity futures contracts on deposit with its Commodity Broker or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $24,997,500 (or 18.00% of its total assets) and $5,148,000 (or 3.22% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker and the Predecessor Commodity Broker, as applicable, for the Fund’s open commodity futures positions as of December 31, 2015 and 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

The Managing Owner pays the Index Sponsor (as defined below) a licensing fee and an index services fee for performing its duties. These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the Management Fee and are not charged to or reimbursed by the Fund.

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

NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE DB INDEX, WARRANTS OR GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE DB INDEX OR ANY DATA INCLUDED THEREIN AND SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE DB INDEX, MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY INVESCO POWERSHARES CAPITAL MANAGEMENT LLC FROM THE USE OF THE DB INDEX OR ANY DATA INCLUDED THEREIN. NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE DB INDEX, MAKES ANY EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES, OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE DB INDEX OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL DEUTSCHE BANK OR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE DB INDEX HAVE ANY LIABILITY FOR DIRECT, INDIRECT, PUNITIVE, SPECIAL, CONSEQUENTIAL OR ANY OTHER DAMAGES OR LOSSES (INCLUDING LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF. EXCEPT AS EXPRESSLY PROVIDED TO THE CONTRARY, THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS BETWEEN DEUTSCHE BANK AND INVESCO POWERSHARES CAPITAL MANAGEMENT LLC.

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for the Index Commodity.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with an Index Contract. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2016, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2016, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 2, 2016 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2016, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2016 and May 2017. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the ongoing operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as exchange-traded funds and has been managing non- commodity futures based exchange-traded funds since 2003 and a commodity futures based exchange-traded fund since 2014. The Managing Owner serves as the commodity pool operator, commodity trading advisor and swap firm of the Trust and the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner has served as the managing owner of the Trust and the Fund since the Closing Date on February 23, 2015. The Predecessor Managing Owner served as the managing owner of the Trust and the Fund prior to the Closing Date.

The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515, and its telephone number is (800) 983-0903.

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were payable to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without gross negligence or willful misconduct.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s clearing broker (the “Commodity Broker”). Prior to the Closing Date, Deutsche Bank Securities Inc. (“DBSI”) served as the commodity broker (the “Predecessor Commodity Broker”). For the avoidance of doubt, from inception up to and excluding the Closing Date, all commission payments were paid to the Predecessor Commodity Broker. Since the Closing Date, the Commodity Broker has served as the Fund’s futures clearing broker and all commission payment accruals since the Closing Date have been paid to the Commodity Broker.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $6.00, $10.00 and $10.00 per round-turn trade1 for the Years Ended December 31, 2015, 2014 and 2013.

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

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 101 Barclay Street, New York, New York 10286. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

The Managing Owner pays the Administrator administrative service fees out of the Management Fee.

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

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

Index Sponsor

Effective as of the Closing Date, the Managing Owner, on behalf of the Trust and the Fund, has appointed Deutsche Bank Securities Inc. to serve as the index sponsor (the “Index Sponsor”). Prior to the Closing Date, the Index Sponsor was Deutsche Bank AG London. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day. The Index Sponsor may subcontract its services from time-to-time to one or more third parties.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Trust and the Fund, has appointed Deutsche Bank Securities Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices.

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

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over-the- counter (the “OTC”) foreign exchange markets.

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

The CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Gold, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. On November 5, 2013, the CFTC proposed for public comment new position limits and an aggregation rule, both of which are currently pending and have not yet been adopted. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

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

Exchanges may also establish accountability levels applicable to futures contracts. An exchange may order a person who holds or controls aggregate positions in excess of specified position accountability levels not to further increase the positions, to comply with any prospective limit which exceeds the size of the position owned or controlled, or to reduce any open position which exceeds position accountability levels if the exchange determines that such action is necessary to maintain an orderly market. Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the proposed regulations, the CFTC would require certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Gold	COMEX (GC)	3,000 – Spot Month
6,000 – Single Month
6,000 – All Months Combined

Legend:
[1]	“COMEX” means the Commodity Exchange Inc., New York, a part of the CME Group, or its successor.
[2]	Subject to any additional limitations as may be required by an exchange.

Because the Fund is currently subject to position limits and may be subject to new and expanded position limits, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be impaired or limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund to stay within these position limits may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. Additionally, the Fund on any given date may not have an effective registration statement with the SEC with sufficient Shares available, which may limit the Fund’s ability to create new Baskets. The inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Shares.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to the Index Contract, the Fund may commence investing in other futures contracts based on the Index Commodity and in futures contracts based on commodities other than the Index Commodity that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with the Index Contract. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of United States Treasury Obligations. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively managed by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have a Limited History of Operating an Exchange-Traded Fund that Invests in a Broad Range of Commodity Futures Contracts, their Experience May be Relatively Inadequate or Unsuitable to Manage the Fund.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.28%
Average rolling 3 month daily volatility	15.00%
Monthly return volatility	15.63%
Average annual volatility	14.31%

The following table* reflects the daily volatility** on an annual basis of the Index:

Year	Daily Volatility
1988***	11.42%
1989	13.16%
1990	17.65%
1991	12.67%
1992	8.32%
1993	14.43%
1994	9.59%
1995	6.63%
1996	6.18%
1997	12.59%
1998	12.82%
1999	17.33%
2000	15.03%
2001	14.42%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.39%
2006	22.81%
2007	13.91%
2008	25.53%
2009	18.40%
2010	13.28%
2011	17.47%
2012	13.46%
2013	18.50%
2014	11.82%
2015*	14.66%

*	For the year ended December 31, 2015. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

**	Volatility, for these purposes, means the following:

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

***	For the period December 2, 1988 to December 31, 1988.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have been unusually long and have lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would suffer a continuous drawdown during the period that the Index suffers such a drawdown period, and in turn, the value of your Shares will also suffer.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.33% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 29, 2016. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break even. If the aggregate of the Fund’s performance and interest income does not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to an Index Contract underlying the Index Commodity has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such investors would not have otherwise been subject to had the Fund’s trading been limited to U.S. markets.

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

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker. The Commodity Broker may, from time- to-time, have been the subject of certain regulatory and private causes of action.

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

The Effect of Market Disruptions and Government Intervention Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act regulates markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. It is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the net asset value of the Fund or the market price of the Shares. The Dodd-Frank Act and the implementing regulation adopted by regulators could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2015	$43.28	$37.89
June 30, 2015	$40.38	$38.54
September 30, 2015	$38.45	$35.57
December 31, 2015	$38.96	$34.36

Quarter ended	High	Low
March 31, 2014	$46.41	$41.06
June 30, 2014	$44.50	$41.52
September 30, 2014	$44.79	$40.15
December 31, 2014	$41.48	$37.76

Holders

As of December 31, 2015, the Fund had 79 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2015 or for the Year Ended December 31, 2014.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2015	2,200,000	$38.88
Year Ended December 31, 2014	4,200,000	$42.99
Year Ended December 31, 2013	5,800,000	$52.51

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2015, 2014, 2013, 2012 and 2011 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report. The Fund commenced investment operations on January 3, 2007.

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Interest Income(a)	$52,107	$53,278	$138,235	$276,517	$163,410
Net investment income (loss)	$(1,094,709)	$(1,166,103)	$(1,657,245)	$(2,827,604)	$(2,432,687)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Commodity Futures Contracts	$(19,768,075)	$(4,157,997)	$(83,668,748)	$21,053,883	$9,472,301
Net Income/(loss)	$(20,862,784)	$(5,324,100)	$(85,325,993)	$18,226,279	$7,039,614
Net Income (loss) per Share	$(4.48)	$(1.15)	$(17.12)	$2.91	$4.33
Net increase (decrease) in cash	$(5,310,428)	$3,098,597	$(23,259,298)	$(20,485,289)	$18,641,667

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Total Assets	$138,856,883	$160,122,286	$208,250,118	$517,257,805	$458,370,973
Share NAV	$34.69	$39.17	$40.32	$57.44	$54.53
General Shares NAV	$34.69	$39.17	$40.32	$57.45	$54.53

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income(a)	$8,369	$5,438	$15,489	$22,811
Net investment income (loss)	$(296,123)	$(277,979)	$(250,472)	$(270,135)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Commodity Futures Contracts	$(3,709,192)	$(1,450,785)	$(7,081,435)	$(7,526,663)
Net Income/(loss)	$(4,005,315)	$(1,728,764)	$(7,331,907)	$(7,796,798)
Increase/(decrease) in Net Asset Value	$15,137,322	$(9,452,211)	$22,081,742	$(22,195,766)
Net Income (loss) per Share	$(0.14)	$(0.45)	$(2.00)	$(1.89)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income(a)	$22,548	$13,308	$11,482	$5,940
Net investment income (loss)	$(297,741)	$(267,080)	$(336,760)	$(264,522)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Commodity Futures Contracts	$9,282,805	$4,668,677	$(14,896,249)	$(3,213,230)
Net Income/(loss)	$8,985,064	$4,401,597	$(15,233,009)	$(3,477,752)
Increase/(decrease) in Net Asset Value	$1,102,821	$(4,703,870)	$3,201,897	$(11,569,381)
Net Income (loss) per Share	$2.70	$1.22	$(4.03)	$(1.04)

(a)	Interest Income for the years ended December 31, 2014 and prior include interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Gold Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC(“Invesco”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in PowerShares DB Gold Fund (the “Fund”), including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States Treasury Obligations on deposit with The Bank of New York Mellon (the “Custodian”) and with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin. After the Closing Date, the aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in (i) a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date (as defined below).

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust and the Fund ( the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange- traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended December 31, 2015, 2014 and 2013 (herein referred to as the “Three Months Ended December 31, 2015”, the “Three Months Ended December 31, 2014” and the “Three Months Ended December 31, 2013”, respectively), and the years ended December 31, 2015, 2014 and 2013 (herein referred to as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The DBIQ Optimum Yield Gold Index Total Return™ (the “DBIQ-OY Gold TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
DB Gold Indices	(4.98)%	(2.30)%	(9.44)%

AGGREGATE RETURN	(4.98)%	(2.30)%	(9.44)%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
DB Gold Indices	(10.82)%	(1.85)%	(28.71)%

AGGREGATE RETURN	(10.82)%	(1.85)%	(28.71)%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all commodity futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable primary exchange on the date with respect to which net asset value is being determined. Under certain circumstances, including, but no limited to, instances where the settlement price is not available, the Managing Owner may value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

The Fund holds a significant portion of its assets in commodity futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Income and Expenses.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(23.9) million, $1.9 million and $263.2 million for the Years Ended December 31, 2015, 2014 and 2013, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition.

During the Year Ended December 31, 2015, $644.6 million was paid to purchase United States Treasury Obligations and $650.2 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2014, $658.9 million was paid to purchase United States Treasury Obligations and $663.0 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2013, $756.9 million was paid to purchase United States Treasury Obligations and $1,109.5 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and futures increased (decreased) cash by $(3.1) million, $3.2 million, and $(3.7) million during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $18.6 million, $1.2 million and $(286.5) million during the Years Ended December 31, 2015, 2014 and 2013, respectively. This included $112.0 million, $173.9 million and $18.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013, respectively. Additionally, there were $93.4 million, $172.7 million and $304.6 million from the redemption of Shares to Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013, AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

DECEMBER 31, 2015, 2014 AND 2013 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT UP TO AND EXCLUDING THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD, FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT ON AND AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Year Ended December 31, 2015, the NYSE Arca market value of each Share decreased 11.44% from $39.15 per Share to $34.67 per Share. The Share price high and low for the Year Ended December 31, 2015 and related change from the Share price from December 31, 2014 was as follows: Shares traded from a high of $43.28 per Share (+10.55%) on January 22, 2015 to a low of $34.36 per Share (-12.25%) on December 17, 2015. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis, was –11.44%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2015, the net asset value of each Share decreased 11.44% from $39.17 per Share to $34.69 per Share. Falling prices in the price of gold futures contracts during the Year Ended December 31, 2015 contributed to an overall 10.82% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis was –11.44%.

Net income (loss) for the Year Ended December 31, 2015 was $(20.9) million, resulting from net realized income (losses) of $(22.9) million, net change in unrealized gain (losses) of $3.1 million and operating expenses of $1.1 million.

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

Net loss for the Year Ended December 31, 2014 was $5.3 million, resulting from net realized losses of $0.9 million, net change in unrealized losses of $3.2 million and operating expenses of $1.2 million.

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

Net loss for the Year Ended December 31, 2013 was $85.3 million, resulting from $0.1 million of interest income, net realized losses of $87.4 million, net change in unrealized gains of $3.7 million and operating expenses of $1.8 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Three Months Ended December 31, 2015, the NYSE Arca market value of each Share decreased 5.22% from $36.58 per Share to $34.67 per Share. The Share price high and low for the Three Months Ended December 31, 2015 and related change from the Share price on September 30, 2015 was as follows: Shares traded from a high of $38.96 per Share (+6.51%) on October 14, 2015 to a low of $34.36 per Share (-6.08%) on December 17, 2015. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis, was –5.22%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2015, the net asset value of each Share decreased 5.17% from $36.58 per Share to $34.69 per Share. Falling prices in the price of gold futures contracts during the Three Months Ended December 31, 2015 contributed to an overall 4.98% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis was –5.17%.

Net income (loss) for the Three Months Ended December 31, 2015 was $(7.8) million, resulting from net realized gain (loss) of $(11.0) million, net change in unrealized gain (loss) of $3.4 million and operating expenses of $0.3 million.

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

Net loss for the Three Months Ended December 31, 2014 was $3.5 million, resulting from net realized losses of $0.9 million, net change in unrealized losses of $2.3 million and operating expenses of $0.3 million.

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

Net loss for the Three Months Ended December 31, 2013 was $15.9 million, resulting from net change in unrealized losses of $15.6 million and operating expenses of $0.3 million.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. The Managing Owner expects the risk of loss to be remote.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values and trading activity are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and the Commodity Broker has served as the Fund’s futures clearing broker and all Management Fee accruals and commission accruals since the Closing Date have been paid to the Managing Owner and the Commodity Broker, respectively.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

			VaR*	For the Year Ended December 31, 2015 Number of times
Description	Net Assets	Daily Volatility	(99 Percentile)	VaR Exceeded
PowerShares DB Gold Fund	$138,763,942	0.77%	$2,489,223	11

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2014.

			VaR*	For the Year Ended December 31, 2014 Number of times
Description	Total Assets	Daily Volatility	(99 Percentile)	VaR Exceeded
PowerShares DB Gold Fund	$160,122,286	0.90%	$2,767,926	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of December 31, 2015 relating to the Index Commodity is as follows:

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

We, Andrew Schlossberg, Principal Executive Officer, and Steven Hill, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/s/ ANDREW SCHLOSSBERG
Name:	Andrew Schlossberg
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders of PowerShares DB Gold Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB Gold Fund (the “Fund”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2016

PowerShares DB Gold Fund

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $133,486,931 and $149,995,298, respectively)	$133,489,271	$149,996,759
Cash held by commodity broker	—	10,651,900
Cash held by custodian	5,341,472	—
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	—	(8,526,360)
Variation margin receivable	26,140	—
Receivable for securities sold	—	7,999,987

Total assets (of which $24,997,500 and $5,148,000, respectively is restricted for maintenance margin purposes)	$138,856,883	$160,122,286

Liabilities
Payable for securities purchased	$—	$18,998,337
Payable for shares redeemed	—	7,834,782
Management fee payable	89,020	92,547
Brokerage fee payable	3,921	3,765

Total liabilities	92,941	26,929,431

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,388	1,567
Shareholders’ equity—Shares	138,762,554	133,191,288

Total shareholders’ equity	138,763,942	133,192,855

Total liabilities and equity	$138,856,883	$160,122,286

General Shares outstanding	40	40
Shares outstanding	4,000,000	3,400,000
Net asset value per share
General Shares	$34.69	$39.17
Shares	$34.69	$39.17

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2015

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.205% due January 14, 2016	25.22%	$34,999,020	$35,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016	5.05	6,999,713	7,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	25.22	34,997,130	35,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	13.69	18,998,518	19,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	2.16	2,999,604	3,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	10.45	14,498,086	14,500,000
U.S. Treasury Bills, 0.140% due February 25, 2016	4.32	5,999,412	6,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	10.09	13,997,788	14,000,000

Total United States Treasury Obligations (cost $133,486,931)	96.20%	$133,489,271

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,307 contracts, settlement date August 29, 2016)	(3.90)%	$(5,416,324)	$138,855,680

Total Commodity Futures Contracts	(3.90)%	$(5,416,324)	$138,855,680

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2014

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	14.27%	$19,000,000	$19,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	27.78	36,999,963	37,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	11.26	14,999,790	15,000,000
U.S. Treasury Bills, 0.020% due February 5, 2015	0.75	999,981	1,000,000
U.S. Treasury Bills, 0.025% due February 12, 2015	22.52	29,999,580	30,000,000
U.S. Treasury Bills, 0.025% due February 19, 2015	2.25	2,999,949	3,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	2.25	2,999,931	3,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	6.01	7,999,696	8,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	6.01	7,999,744	8,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	5.26	6,999,797	7,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	14.26	18,998,328	19,000,000

Total United States Treasury Obligations (cost $149,995,298)	112.62%	$149,996,759

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,170 contracts, settlement date April 28, 2015)	(6.40)%	$(8,526,360)	$138,633,300

Total Commodity Futures Contracts	(6.40)%	$(8,526,360)	$138,633,300

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Interest Income	$52,107	$53,278	$138,235

Expenses
Management Fee	1,123,855	1,139,602	1,752,512
Brokerage Commissions and Fees	20,831	79,779	42,968
Interest Expense (a)	2,130	—	—

Total Expenses	1,146,816	1,219,381	1,795,480

Net investment income (loss)	(1,094,709)	(1,166,103)	(1,657,245)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts

Net Realized Gain (Loss) on
United States Treasury Obligations	2,319	3,839	4,568
Commodity Futures Contracts	(22,881,309)	(923,660)	(87,392,590)

Net realized gain (loss)	(22,878,990)	(919,821)	(87,388,022)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	879	(1,456)	(26,736)
Commodity Futures Contracts	3,110,036	(3,236,720)	3,746,010

Net change in unrealized gain (loss)	3,110,915	(3,238,176)	3,719,274

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(19,768,075)	(4,157,997)	(83,668,748)

Net Income (Loss)	$(20,862,784)	$(5,324,100)	$(85,325,993)

(a)	Interest Expense for the year ended December 31, 2015 represents expense on overdraft balances. These amounts are included in Interest Income for the years ended December 31, 2014 and prior.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2015	40	$1,567	3,400,000	$133,191,288	$133,192,855

Sale of Shares			2,800,000	111,971,986	111,971,986
Redemption of Shares			(2,200,000)	(85,538,115)	(85,538,115)

Net Increase (Decrease) due to Share Transactions			600,000	26,433,871	26,433,871
Net Income (Loss)
Net investment income (loss)		(9)		(1,094,700)	(1,094,709)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(196)		(22,878,794)	(22,878,990)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		26		3,110,889	3,110,915

Net Income (Loss)		(179)		(20,862,605)	(20,862,784)

Net Change in Shareholders’ Equity	—	(179)	600,000	5,571,266	5,571,087

Balance at December 31, 2015	40	$1,388	4,000,000	$138,762,554	$138,763,942

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2014	40	$1,613	3,600,000	$145,159,775	$145,161,388

Sale of Shares			4,000,000	173,902,854	173,902,854
Redemption of Shares			(4,200,000)	(180,547,287)	(180,547,287)

Net Increase (Decrease) due to Share Transactions			(200,000)	(6,644,433)	(6,644,433)
Net Income (Loss)
Net investment income (loss)		(10)		(1,166,093)	(1,166,103)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(8)		(919,813)	(919,821)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(28)		(3,238,148)	(3,238,176)

Net Income (Loss)		(46)		(5,324,054)	(5,324,100)

Net Change in Shareholders’ Equity	—	(46)	(200,000)	(11,968,487)	(11,968,533)

Balance at December 31, 2014	40	$1,567	3,400,000	$133,191,288	$133,192,855

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$2,298	9,000,000	$516,939,917	$516,942,215

Sale of Shares			400,000	18,120,922	18,120,922
Redemption of Shares			(5,800,000)	(304,575,756)	(304,575,756)

Net Increase (Decrease) due to Share Transactions			(5,400,000)	(286,454,834)	(286,454,834)
Net Income (Loss)
Net investment income (loss)		(14)		(1,657,231)	(1,657,245)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(701)		(87,387,321)	(87,388,022)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		30		3,719,244	3,719,274

Net Income (Loss)		(685)		(85,325,308)	(85,325,993)

Net Change in Shareholders’ Equity	—	(685)	(5,400,000)	(371,780,142)	(371,780,827)

Balance at December 31, 2013	40	$1,613	3,600,000	$145,159,775	$145,161,388

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net Income (Loss)	$(20,862,784)	$(5,324,100)	$(85,325,993)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(644,634,130)	(658,943,457)	(756,889,002)
Proceeds from securities sold and matured	650,198,573	662,997,701	1,109,489,671
Net accretion of discount on United States Treasury Obligations	(52,107)	(53,464)	(138,789)
Net realized (gain) loss on United States Treasury Obligations	(2,319)	(3,839)	(4,568)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(3,110,915)	3,238,176	(3,719,274)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(9,971,010)	—	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	4,554,686	—	—
Change in operating receivables and payables:
Variation margin receivable	(26,140)	—	—
Management fee payable	(3,527)	(1,589)	(220,872)
Brokerage fee payable	156	(1,180)	4,363

Net cash provided by (used for) operating activities	(23,909,517)	1,908,248	263,195,536

Cash flows from financing activities
Proceeds from sale of Shares	111,971,986	173,902,854	18,120,922
Redemption of Shares	(93,372,897)	(172,712,505)	(304,575,756)

Net cash provided by (used for) financing activities	18,599,089	1,190,349	(286,454,834)

Net change in cash held	(5,310,428)	3,098,597	(23,259,298)
Cash at beginning of year(a)	10,651,900	7,553,303	30,812,601

Cash at end of year(a)(b)	$5,341,472	$10,651,900	$7,553,303

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,130	$187	$554

(a)	Cash at December 31, 2014 and prior reflects cash held by the Predecessor Commodity Broker.
(b)	Cash at December 31, 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Notes to Financial Statements

December 31, 2015

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

This Annual Report (the “Report”) covers the years ended December 31, 2015, 2014, and 2013 (herein referred to as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Fund holds United States Treasury Obligations for deposit with the Commodity Broker as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $25,023,640 (or 18.02% of its total assets) and 152,122,299 (or 95.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on commodity futures contracts on deposit with its Commodity Broker or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $24,997,500 (or 18.00% of its total assets) and $5,148,000 (or 3.22% of its total assets) is required to be deposited to satisfy maintenance margin required by the Commodity Broker or its Predecessor Commodity Broker, as applicable for the Fund’s open futures positions as of December 31, 2015 and 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred Management Fees of $1,123,855, $1,139,602, and $1,752,512, respectively. As of December 31, 2015 and 2014, Management Fees payable were $89,020 and $92,547, respectively.

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred brokerage fees of $20,831, $79,779 and $42,968, respectively. As of December 31, 2015 and 2014, brokerage fees payable were $3,921 and $3,765, respectively. For the avoidance of doubt, from inception up to and excluding the Closing Date, commission payments were paid to the Predecessor Commodity Broker. The Commodity Broker has served as the Fund’s futures clearing broker since the Closing Date and all commission accruals since the Closing Date have been paid to the Commodity Broker.

The Administrator, the Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants.

The Managing Owner pays the Administrator administrative services fees out of the Management Fee.

As of December 31, 2014, the Fund held $10,651,900 of cash and $149,996,759 of United States Treasury Obligations at the Predecessor Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $10,488,749 of cash and $207,995,237 of United States Treasury Obligations from the Predecessor Commodity Broker to the Custodian. Additionally, during that same three-day period, the Fund transferred all of its open

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

positions of commodity futures contracts from the Predecessor Commodity Broker to the Commodity Broker, $40,995,900 of United States Treasury Obligations from the Custodian to the Commodity Broker to satisfy maintenance margin requirements and $9,971,010 of cash from the Custodian to the Commodity Broker to satisfy variation margin requirements for open commodity futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of December 31, 2015 approximates the net unrealized appreciation (depreciation) on commodity futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of December 31, 2015, the Fund had $113,833,243 (or 81.98% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

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

The Fund has determined that it meets the definition of an investment company and has prepared the audited financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 — Investment Companies.

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

Level 1:	Prices are determined using quoted prices in an active market for identical assets.

Level 2:	Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants may use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk, yield curves, loss severities, default rates, discount rates, volatilities and others.

Level 3:	Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Fund’s own assumptions about the factors market participants would use in determining fair value of the securities or instruments and would be based on the best available information.

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

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$133,489,271	$—	$133,489,271
Commodity Futures Contracts(a)	$(5,416,324)	$—	$—	$(5,416,324)

(a)	Unrealized appreciation (depreciation).

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Realized gains or losses on sales are computed on the basis of specific identification of the securities sold. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. As of December 31, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $19,000,000 face amount of United States Treasury Obligations valued at $18,998,337 which was recorded as payable for securities purchased as of December 31, 2014. The Fund sold $8,000,000 face amount of United States Treasury Obligations valued at $7,999,987 which was recorded as receivable for securities sold as of December 31, 2014.

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

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund at December 31, 2015 and 2014.

(g) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will generally not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2012.

(h) Commodity Futures Contracts

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

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2015(a)		2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(5,416,324)	$—	$(8,526,360)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the December 31, 2015 Statement of Financial Condition.

(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Commodity Futures Contracts.

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	2015	2014	2013
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(22,881,309)	$(923,660)	$(87,392,590)
	Net Change in Unrealized Gain (Loss)	3,110,036	(3,236,720)	3,746,010

Total		$(19,771,273)	$(4,160,380)	$(83,646,580)

The table below summarizes the average monthly notional value of commodity futures contracts outstanding during the period:

	Years Ended December 31,
	2015	2014	2013
Average Notional Value	$149,893,148	$152,367,148	$252,127,805

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Assets
Commodity Futures Contracts	$5,442,464	(5,416,324)	$26,140	—	—	26,140
Liabilities
Commodity Futures Contracts	$(5,416,324)	$5,416,324	$—	$—	$—	$—

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Liabilities
Commodity Futures Contracts	$(8,526,360)	$—	$(8,526,360)	$—	$8,526,360	$—

(a)	Includes cumulative appreciation (depreciation) of futures contracts.
(b)	As of December 31, 2015 and 2014, a portion of the Fund’s cash and US Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable were less than $6.00, $10.00 and $10.00 per round-turn trade during the Years Ended December 31, 2015, 2014 and 2013, respectively.

(k) Routine Operational, Administrative and Other Ordinary Expenses

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

(m) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2015, 2014 and 2013, the Fund did not incur such expenses.

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

commodity futures contracts may be significantly influenced by adverse market conditions, resulting in such commodity futures contracts being less valuable. If the markets should move against all of the commodity futures contracts at the same time, the Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearinghouse to perform according to the terms of a commodity futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the commodity futures contract or notional amounts of the instruments.

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

No distributions were paid for the Years Ended December 31, 2015, 2014 and 2013.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2015 and 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2015, 2014 and 2013. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value per Share presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

	Years Ended December 31,
	2015		2014	2013
Net Asset Value
Net asset value per Share, beginning of period	$39.17		$40.32	$57.44
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(4.20)		(0.83)	(16.77)
Net investment income (loss) (a)	(0.28)		(0.32)	(0.35)

Net income (loss)	(4.48)		(1.15)	(17.12)

Net asset value per Share, end of period	$34.69		$39.17	$40.32

Market value per Share, beginning of period	$39.15	(b)(c)	$40.36	$57.35

Market value per Share, end of period	$34.67	(c)	$39.14	$40.36

Ratio to average Net Assets
Net investment income (loss)	(0.73)%		(0.77)%	(0.71)%

Total expenses	0.76%		0.80%	0.77%

Total Return, at net asset value	(11.44)%		(2.85)%	(29.81)%

Total Return, at market value	(11.44)%		(3.02)%	(29.63)%

(a)	Based on average shares outstanding.
(b)

Effective as of the Closing Date, the Fund changed the source of market value per share prices, resulting in a difference in the ending market value per share presented for the year ended December 31, 2014 and the beginning market value per share for the year ended December 31, 2015.

(c)	The mean between the last bid and ask prices.

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(11) Selected Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income(a)	$8,369	$5,438	$15,489	$22,811
Net investment income (loss)	$(296,123)	$(277,979)	$(250,472)	$(270,135)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Commodity Futures Contracts	$(3,709,192)	$(1,450,785)	$(7,081,435	$(7,526,663)
Net Income/(loss)	$(4,005,315)	$(1,728,764)	$(7,331,907)	$(7,796,798)
Increase/(decrease) in Net Asset Value	$15,137,322	$(9,452,211)	$22,081,742	$(22,195,766)
Net Income (loss) per Share	$(0.14)	$(0.45)	$(2.00)	$(1.89)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income(a)	$22,548	$13,308	$11,482	$5,940
Net investment income (loss)	$(297,741)	$(267,080)	$(336,760)	$(264,522)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Commodity Futures Contracts	$9,282,805	$4,668,677	$(14,896,249)	$(3,213,230)
Net Income/(loss)	$8,985,064	$4,401,597	$(15,233,009)	$(3,477,752)
Increase/(decrease) in Net Asset Value	$1,102,821	$(4,703,870)	$3,201,897	$(11,569,381)
Net Income (loss) per Share	$2.70	$1.22	$(4.03)	$(1.04)

(a)	Interest Income for the year ended December 31, 2014 includes interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Andrew Schlossberg, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 36 of this Form 10-K.

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

Board of Directors and Principal Officers

The Fund has no directors or principal executive officers and also does not have any employees. It is managed by the Managing Owner. As of December 31, 2015, the current board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Andrew Schlossberg	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Daniel Draper	Board of Managers
Roderick Ellis	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Christopher Joe	Chief Compliance Officer
John Zerr	Board of Managers

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Schlossberg, Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Andrew Schlossberg (41) has been Chief Executive Officer of the Managing Owner and a Member of its Board of Managers since January 2010, where he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Schlossberg has also been Managing Director, Head of US Distribution for Invesco Distributors, Inc., or IDI, since June 2012, where he has been responsible for Sales, Client Service, Product Management, and Marketing for services provided to Invesco Ltd.’s US businesses, including the Managing Owner. IDI is a registered broker-dealer and is the US distributor for Invesco Ltd.’s retail products and collective trust funds. Invesco Ltd. is a global investment management company affiliated with the Managing Owner. In these capacities, Mr. Schlossberg also is responsible for overseeing the operations of various investment funds sponsored by Invesco Ltd. or its affiliates, or Invesco Funds. He earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. degree at Northwestern University and a B.S. degree in Finance and International Business from the University of Delaware. Mr. Schlossberg was listed as a principal of the Managing Owner on December 4, 2012.

Peter Hubbard (34) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 12 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (58) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and has also held the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has also been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010. He obtained a Bachelor’s Degree in Commerce from the University of Toronto and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Daniel Draper (47) has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Roderick Ellis (48) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (51) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Christopher Joe (46) has been Chief Compliance Officer of the Managing Owner since September 1, 2015. In his role as Chief Compliance Officer he is responsible for all aspects of regulatory compliance for the Managing Owner. He has also acted as U.S. Compliance Director for Invesco, Ltd. since November, 2006. Formerly, he served as Chief Compliance Officer of Invesco Investment Advisers, LLC, a registered investment adviser affiliated with the Managing Owner from June, 2010 to March, 2013. He also served as Deputy Chief Compliance Officer of Invesco Adviser, Inc., a registered investment adviser affiliated with the Managing Owner, from November, 2014 to September, 2015. Mr. Joe has also served as a principal of the Managing Owner since September 25, 2015.

John Zerr (53) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco PowerShares Capital Management LLC. Invesco PowerShares Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and was managed by the Predecessor Managing Owner from inception up to and excluding the Closing Date. None of the directors or officers of the Predecessor Managing Owner received compensation from the Fund. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

In addition, for the avoidance of doubt, from inception up to and excluding the Closing Date, all commission payments were paid to Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”).

Since the Closing Date, the Commodity Broker has served as the Fund’s futures clearing broker and all commission payment accruals since the Closing Date have been paid to the Commodity Broker.

For the Year Ended December 31, 2015, the Fund has incurred Management Fees of $1,123,855 of which $1,034,835 had been paid at December 31, 2015. Management Fees of $89,020 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2015, the Fund has incurred brokerage commissions of $20,831 of which $16,910 had been paid at December 31, 2015. Brokerage commissions of $3,921 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred Management Fees of $1,139,602 of which $1,047,055 had been paid at December 31, 2014. Management Fees of $92,547 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred brokerage commissions of $79,779 of which $76,014 had been paid at December 31, 2014. Brokerage commissions of $3,765 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred Management Fees of $1,752,512 of which $1,658,376 had been paid at December 31, 2013. Management Fees of $94,136 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred brokerage commissions of $42,968 of which $38,023 had been paid at December 31, 2013. Brokerage commissions of $4,945 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2015, by management. No person is known by us to own beneficially more than 5% of the outstanding Shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco PowerShares Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois 60515	40	100%

Shares	Directors and Officers of Invesco PowerShares Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$82,800	$97,364
Audit-Related Fees (1)	2,150	2,150
Tax Fees (2)	77,686	62,745
All Other Fees	—	—

Total	$162,636	$162,259

(1)

Audit-Related Fees for fiscal year end December 31, 2015 include fees billed for reviewing regulatory filings. Audit-Related Fees for fiscal year end December 31, 2014 include fees billed for reviewing regulatory filings.

(2)	Tax Fees for fiscal year end December 31, 2015 include fees billed for preparing tax forms.

Tax Fees for fiscal year end December 31, 2014 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2015. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2015.

The Predecessor Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2014. The Predecessor Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.2	Form of Participant Agreement [2]

10.1	Form of Customer Agreement [3]

10.2	Form of Administration Agreement [2]

10.3	Form of Global Custody Agreement [2]

10.4	Form of Transfer Agency and Service Agreement [2]

10.5	Distribution Services Agreement [3]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition – of PowerShares DB Gold Fund—December 31, 2015 and December 31, 2014, (ii) the Schedule of Investments – of PowerShares DB Gold Fund—December 31, 2015, (iii) the Schedule of Investments – of PowerShares DB Gold Fund—December 31, 2014, (iv) the Statements of Income and Expenses – of PowerShares DB Gold Fund—Years Ended December 31, 2015, 2014 and 2013, (v) the Statement of Changes in Shareholders’ Equity – of PowerShares DB Gold Fund—Year Ended December 31, 2015, (vi) the Statement of Changes in Shareholders’ Equity – of PowerShares DB Gold Fund—Year Ended December 31, 2014, (vii) the Statement of Changes in Shareholders’ Equity – of PowerShares DB Gold Fund— Year Ended December 31, 2013, (viii) the Statements of Cash Flows – of PowerShares DB Gold Fund—Years Ended December 31, 2015, 2014 and 2013, and (ix) Notes to Financial Statements of PowerShares DB Gold Fund, tagged as blocks of text.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on December 14, 2006 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust on its own behalf and with respect to
PowerShares DB Gold Fund

By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

	By:	/S/ ANDREW SCHLOSSBERG
	Name:	Andrew Schlossberg
	Title:	Principal Executive Officer

	By:	/S/ STEVEN HILL
	Name:	Steven Hill
	Title:	Principal Financial and Accounting Officer, Investment Pools

Dated: February 26, 2016