Form 10-Q
period 2016-06-30
PowerShares DB Gold Fund
filed 2016-08-09
CIK 1383055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of outstanding Shares as of June 30, 2016: 5,800,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2016

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
United States Treasury Obligations, at fair value (cost $237,899,790 and $133,486,931, respectively)	$237,925,913	$133,489,271
Cash held by custodian	12,923,046	5,341,472
Variation margin receivable	—	26,140
Total assets	$250,848,959	$138,856,883
Liabilities
Variation margin payable	$1,190,700	$—
Management fee payable	150,159	89,020
Brokerage fee payable	5,037	3,921
Total liabilities	1,345,896	92,941
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,721	1,388
Shareholders' equity—Shares	249,501,342	138,762,554
Total shareholders' equity	249,503,063	138,763,942
Total liabilities and equity	$250,848,959	$138,856,883
General Shares outstanding	40	40
Shares outstanding	5,800,000	4,000,000
Net asset value per share	$43.02	$34.69
Market value per share	$43.19	$34.67

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

June 30, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.190% due July 7, 2016	8.42%	$20,999,832	$21,000,000
U.S. Treasury Bills, 0.250% due July 21, 2016	5.21	12,998,739	13,000,000
U.S. Treasury Bills, 0.260% due July 28, 2016	16.43	40,994,711	41,000,000
U.S. Treasury Bills, 0.275% due August 4, 2016	8.01	19,996,040	20,000,000
U.S. Treasury Bills, 0.340% due September 1, 2016(b)	45.27	112,956,721	113,000,000
U.S. Treasury Bills, 0.270 due October 6, 2016	12.02	29,979,870	30,000,000
Total United States Treasury Obligations (cost $237,899,790)	95.36%	$237,925,913

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $41,983,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,890 contracts, settlement date August 29, 2016)	12.35%	$30,825,236	$249,593,400
Total Commodity Futures Contracts	12.35%	$30,825,236	$249,593,400

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.205% due January 14, 2016	25.22%	$34,999,020	$35,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016	5.05	6,999,713	7,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016(b)	25.22	34,997,130	35,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	13.69	18,998,518	19,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	2.16	2,999,604	3,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	10.45	14,498,086	14,500,000
U.S. Treasury Bills, 0.140% due February 25, 2016	4.32	5,999,412	6,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	10.09	13,997,788	14,000,000
Total United States Treasury Obligations (cost $133,486,931)	96.20%	$133,489,271

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $24,997,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,307 contracts, settlement date August 29, 2016)	(3.90)%	$(5,416,324)	$138,855,680
Total Commodity Futures Contracts	(3.90)%	$(5,416,324)	$138,855,680

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income
Interest Income	$158,702	$4,733	$242,737	$12,976
Expenses
Management Fee	435,553	278,652	734,979	574,373
Brokerage Commissions and Fees	933	4,060	6,058	12,705
Interest Expense (a)	1,329	—	1,888	—
Total Expenses	437,815	282,712	742,925	587,078
Net Investment Income (Loss)	(279,113)	(277,979)	(500,188)	(574,102)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	38	—	1,462
Commodity Futures Contracts	1,068,167	(223,087)	841,626	(11,914,046)
Net Realized Gain (Loss)	1,068,167	(223,049)	841,626	(11,912,584)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(7,563)	2,978	23,783	953
Commodity Futures Contracts	14,943,574	(1,230,714)	36,241,560	6,751,654
Net Change in Unrealized Gain (Loss)	14,936,011	(1,227,736)	36,265,343	6,752,607
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts	16,004,178	(1,450,785)	37,106,969	(5,159,977)
Net Income (Loss)	$15,725,065	$(1,728,764)	$36,606,781	$(5,734,079)
(a)	Interest Expense for the periods ended June 30, 2016 represents interest expense on overdraft balances. These amounts are included in Interest Income for the periods ended June 30, 2015.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2016	40	$1,614	5,400,000	$217,852,973	$217,854,587
Sale of Shares			600,000	24,316,544	24,316,544
Redemption of Shares			(200,000)	(8,393,133)	(8,393,133)
Net Increase (Decrease) due to Share Transactions			400,000	15,923,411	15,923,411
Net Income (Loss)
Net Investment Income (Loss)		(3)		(279,110)	(279,113)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		10		1,068,157	1,068,167
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		100		14,935,911	14,936,011
Net Income (Loss)		107		15,724,958	15,725,065
Net Change in Shareholders' Equity	—	107	400,000	31,648,369	31,648,476
Balance at June 30, 2016	40	$1,721	5,800,000	$249,501,342	$249,503,063

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2015	40	$1,561	3,800,000	$148,328,616	$148,330,177
Sale of Shares			—	—	—
Redemption of Shares			(200,000)	(7,723,447)	(7,723,447)
Net Increase (Decrease) due to Share Transactions			(200,000)	(7,723,447)	(7,723,447)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(277,978)	(277,979)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(33)		(223,016)	(223,049)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		16		(1,227,752)	(1,227,736)
Net Income (Loss)		(18)		(1,728,746)	(1,728,764)
Net Change in Shareholders' Equity	—	(18)	(200,000)	(9,452,193)	(9,452,211)
Balance at June 30, 2015	40	$1,543	3,600,000	$138,876,423	$138,877,966

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$1,388	4,000,000	$138,762,554	$138,763,942
Sale of Shares			2,400,000	97,036,966	97,036,966
Redemption of Shares			(600,000)	(22,904,626)	(22,904,626)
Net Increase (Decrease) due to Share Transactions			1,800,000	74,132,340	74,132,340
Net Income (Loss)
Net Investment Income (Loss)		(5)		(500,183)	(500,188)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		8		841,618	841,626
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		330		36,265,013	36,265,343
Net Income (Loss)		333		36,606,448	36,606,781
Net Change in Shareholders' Equity	—	333	1,800,000	110,738,788	110,739,121
Balance at June 30, 2016	40	$1,721	5,800,000	$249,501,342	$249,503,063

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$1,567	3,400,000	$133,191,288	$133,192,855
Sale of Shares			1,800,000	74,847,261	74,847,261
Redemption of Shares			(1,600,000)	(63,428,071)	(63,428,071)
Net Increase (Decrease) due to Share Transactions			200,000	11,419,190	11,419,190
Net Income (Loss)
Net Investment Income (Loss)		(2)		(574,100)	(574,102)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(50)		(11,912,534)	(11,912,584)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		28		6,752,579	6,752,607
Net Income (Loss)		(24)		(5,734,055)	(5,734,079)
Net Change in Shareholders' Equity	—	(24)	200,000	5,685,135	5,685,111
Balance at June 30, 2015	40	$1,543	3,600,000	$138,876,423	$138,877,966

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$36,606,781	$(5,734,079)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(425,170,122)	(330,985,470)
Proceeds from securities sold and matured	321,000,000	335,999,511
Net accretion of discount on United States Treasury Obligations	(242,737)	(13,806)
Net realized (gain) loss on United States Treasury Obligations	—	(1,462)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(23,783)	(6,752,607)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(9,971,010)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	8,196,304
Change in operating receivables and liabilities:
Variation margin	1,216,840	863,590
Management fee payable	61,139	(2,162)
Brokerage fee payable	1,116	1,236
Net cash provided by (used for) operating activities	(66,550,766)	(8,399,955)
Cash flows from financing activities:
Proceeds from sale of Shares	97,036,966	74,847,261
Redemption of Shares	(22,904,626)	(71,262,853)
Net cash provided by (used for) financing activities	74,132,340	3,584,408
Net change in cash	7,581,574	(4,815,547)
Cash at beginning of period	5,341,472	10,651,900
Cash at end of period	$12,923,046	$5,836,353
Supplemental disclosure of cash flow information
Cash paid for interest	$1,888	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements

June 30, 2016

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

(2) Organization

The Fund is a separate series of the Trust. The Trust is a Delaware statutory trust organized in seven separate series and was formed on August 3, 2006. The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust, as amended, and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three months ended June 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended June 30, 2016” and the “Three Months Ended June 30, 2015”, respectively) and the six months ended June 30, 2016 and 2015 (hereinafter referred to as the "Six Months Ended June 30, 2016" and the "Six Months Ended June 30, 2015", respectively).  The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (“DBIQ-OY GC ER™”, or the “Index”) plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds (affiliated or otherwise) over the expenses of the Fund. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track the Index. The Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

The Fund may, for cash management purposes, invest in money market mutual funds that are managed by an affiliate of the Managing Owner.  Through June 20, 2017, the Managing Owner has contractually agreed to waive a portion of the Fund’s management fee in an amount equal to 100% of the net advisory fees an affiliate of the Managing Owner receives that are attributable to the Fund’s investments in money market mutual funds managed by that affiliate.   The Managing Owner cannot discontinue this waiver prior to its expiration.

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

The Distributor

Effective June 20, 2016, Invesco Distributors, Inc. (the “Distributor”) became distributor and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

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

The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 — Investment Companies.

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

(c) Financial Instruments and Fair Value

Investment transactions are recorded in the Statements of Financial Condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under current market conditions.

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

Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded.

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

The following is a summary of the tiered valuation input levels as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$237,925,913	$—	$237,925,913
Commodity Futures Contracts (a)	$30,825,236	$—	$—	$30,825,236

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$133,489,271	$—	$133,489,271
Commodity Futures Contracts (a)	$(5,416,324)	$—	$—	$(5,416,324)

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker and Custodian

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

The Fund’s remaining cash, United States Treasury Obligations and money market mutual fund holdings are on deposit with its Custodian.

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

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

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

The Fund defines cash and cash equivalents to be cash, money market mutual funds and other highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of June 30, 2016 and December 31, 2015.

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

The Fair Value of Derivative Instruments is as follows:

	June 30, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$30,825,236	$—	$—	$(5,416,324)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the June 30, 2016 and December 31, 2015 Statement of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,068,167	$(223,087)
	Net Change in Unrealized Gain (Loss)	14,943,574	(1,230,714)
Total		$16,011,741	$(1,453,801)

		For the Six Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$841,626	$(11,914,046)
	Net Change in Unrealized Gain (Loss)	36,241,560	6,751,654
Total		$37,083,186	$(5,162,392)

The table below summarizes the average monthly notional value of commodity futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average Notional Value	$235,369,778	$146,108,460	$194,885,460	$154,449,160

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$30,825,236	$(30,825,236)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(32,015,936)	$30,825,236	$(1,190,700)	$1,190,700	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$5,442,464	$(5,416,324)	$26,140	$—	$—	$26,140
Liabilities
Commodity Futures Contracts	$(5,416,324)	$(5,416,324)	$—	$—	$—	$—

(a)	As of June 30, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Six Months Ended June 30, 2016 and 2015, respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2016 and 2015, the Fund did not incur such expenses.

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

No distributions were paid for the Three and Six Months Ended June 30, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2016 and 2015.  An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$40.34	$39.03	$34.69	$39.17
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	2.73	(0.37)	8.43	(0.44)
Net investment income (loss) (a)	(0.05)	(0.08)	(0.10)	(0.15)
Net income (loss)	2.68	(0.45)	8.33	(0.59)
Net asset value per Share, end of period	$43.02	$38.58	$43.02	$38.58
Market value per Share, beginning of period (b)	$40.26	$39.04	$34.67	$39.15
Market value per Share, end of period (b)	$43.19	$38.58	$43.19	$38.58

Ratio to average Net Assets *
Net investment income (loss)	(0.48)%	(0.75)%	(0.51)%	(0.75)%
Total expenses	0.75%	0.76%	0.76%	0.76%
Total Return, at net asset value **	6.64%	(1.15)%	24.01%	(1.51)%
Total Return, at market value **	7.28%	(1.18)%	24.57%	(1.46)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Gold Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

PowerShares DB Gold Fund (the ”Fund”) seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds (affiliated or otherwise) over the expenses of the Fund. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track the Index.  The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The Index is intended to reflect the change in market value of the gold sector. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures contracts on U.S. and, if applicable, non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States Treasury Obligations and cash on deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin and United States Treasury Obligations, money market mutual funds and cash on deposit with The Bank of New York Mellon (the “Custodian”) for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

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

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust and the Fund ( the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on each weekday when the New York Mercantile Exchange (NYMEX) is open for business (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first Index Business Day of each month (the “Verification Date”), the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first Index Business Day is May 1of the current year, and the Delivery Month of the Index Commodity futures contract currently in such Index is June of the current year, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first Index Business Day is May 1 of the current year and the Delivery Month of an Index Commodity futures contract currently in the Index is June of the current year, the Delivery Month of an eligible new Index Commodity futures contract must be between July of the current year and June of the following year. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

Margin Calls

Like other futures and derivatives traders, the Fund may be subject to margin calls from time-to-time. The term “margin” has a different meaning in the context of commodity futures contracts and other derivatives than it does in the context of securities. In particular, “margin” on a futures position does not constitute a borrowing of money or the collateralization of a loan. The Fund does not borrow money.

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

Once a position has been established on a futures exchange, “variation margin” generally may be credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the commodity futures contract’s value. Thus, traders in exchange- traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended June 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended June 30, 2016” and the “Three Months Ended June 30, 2015”, respectively) and the six months ended June 30, 2016 and 2015 (hereinafter referred to as the "Six Months Ended June 30, 2016" and the "Six Months Ended June 30, 2015", respectively).

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

The section “Summary of the DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2016 and 2015” below provides an overview of the changes in the closing levels of the DBIQ-OY GC TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY GC TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2016 and 2015

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY GC TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2016	2015	2016	2015
DB Gold Indices	6.83%	(0.98)%	24.47%	(1.20)%
AGGREGATE RETURN	6.83%	(0.98)%	24.47%	(1.20)%

If the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY GC TR™. The only difference between (i) the Index and (ii) the DBIQ-OY GC TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY GC TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY GC TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income from its holdings of United States Treasury Obligations and dividends from its holdings of money market mutual funds over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY GC TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Commodity futures contracts, United States Treasury Obligations and money market mutual funds are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value, if any, reported in the Statements of Income and Expenses.

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. (Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded.) Financial Accounting Standards Board (FASB) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 5(c) within the financial statements in Item 1 for further information.

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

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds and cash, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund.

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and money market mutual funds and to meet margin requirements as a result of the positions taken in commodity futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $(66.6) million and $(8.4) million for the Six Months Ended June 30, 2016 and 2015, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury obligations and money market mutual funds for margin and/or cash management purposes.

During the Six Months Ended June 30, 2016, $425.2 million was paid to purchase United States Treasury Obligations and $321.0 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2015, $331.0 million was paid to purchase United States Treasury Obligations and $336.0 million was received from sales and maturing United States Treasury Obligations. The net change in unrealized appreciation/depreciation on United States Treasury Obligations and commodity futures contracts increased (decreased) net cash flow provided by (used for) operating activities by $0.0 million and $6.8 million during the Six Months Ended June 30, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $74.1 million and $3.6 million during the Six Months Ended June 30, 2016 and 2015, respectively. This included $97.0 million and $74.8 million from the sale of Shares to Authorized Participants and $22.9 million and $71.3 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds over the expenses of the Fund. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Gold Index ER”). Whenever the interest income and dividend earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income and dividend from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual commodity futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate and dividend income actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period.

All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The dividends received by the Fund from its holdings in money market mutual funds, if any, is not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF Market, NAV AND DBIQ Opt Yield Gold Index ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

See Additional Legends below.

Additional Legends

The Fund seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds over the expenses of the Fund. The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index is gold (the “Index Commodity”). The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Fund Share Price Performance

For the Three Months Ended June 30, 2016, the NYSE Arca market value of each Share increased 7.28% from $40.26 per Share to $43.19 per Share. The Share price low and high for the Three Months Ended June 30, 2016 and related change from the Share price on March 31, 2016 was as follows: Shares traded at a low of $22.50 per Share ( -44.11%) on May 30, 2016, and a high of $43.34 per Share (+7.64%) on June 27, 2016.

For the Three Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 1.18% from $39.04 per Share to $38.58 per Share. The Share price low and high for the Three Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded at a low of $38.54 per Share (-1.27%) on June 5, 2015, and a high of $40.38 per Share (+3.45%) on May 18, 2015.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2016, the net asset value of each Share increased 6.64% from $40.34 per Share to $43.02 per Share. Rising prices for gold futures contracts during the Three Months Ended June 30, 2016 contributed to an overall 6.83% increase in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Three Months Ended June 30, 2016 was $15.7 million, primarily resulting from interest income of $0.2 million, net realized gain (loss) of $1.1 million, net change in unrealized gain (loss) of $14.9 million and operating expenses of $0.4 million.

For the Three Months Ended June 30, 2015, the net asset value of each Share decreased 1.15% from $39.03 per Share to $38.58 per Share. Falling prices for gold futures contracts during the Three Months Ended June 30, 2015 contributed to an overall (0.98)% decrease in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Three Months Ended June 30, 2015 was $(1.7) million, primarily resulting from net realized gain (loss) of $(0.2) million, net change in unrealized gain (loss) of $(1.2) million and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Fund Share Price Performance

For the Six Months Ended June 30, 2016, the NYSE Arca market value of each Share increased 24.57% from $34.67 per Share to $43.19 per Share. The Share price low and high for the Six Months Ended June 30, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $22.50 per Share (-35.10%) on May 30, 2016, and a high of $43.34 per Share (+24.99%) on June 27, 2016.

For the Six Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 1.46% from $39.15 per Share to $38.58 per Share. The Share price low and high for the Six Months Ended June 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded at a low of $37.89 per Share (-3.22%) on March 17, 2015, and a high of $43.28 per Share (+10.55%) on January 22, 2015.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2016, the net asset value of each Share increased 24.01% from $34.69 per Share to $43.02 per Share. Increasing prices for gold futures contracts during the Six Months Ended June 30, 2016 resulted in an overall 24.47% increase in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Six Months Ended June 30, 2016 was $36.6 million, primarily resulting from interest income of $0.2 million, net realized gain (loss) of $0.8 million, net change in unrealized gain (loss) of $36.2 million and operating expenses of $0.7 million.

For the Six Months Ended June 30, 2015, the net asset value of each Share decreased 1.51% from $39.17 per Share to $38.58 per Share. For the Six Months Ended June 30, 2015, falling prices for gold futures contracts during the Six Months Ended June 30, 2015 contributed to an overall 1.20% decrease in the level of the DBIQ-OY Diversified TR™.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2016.

				For the Six Months Ended
				June 30, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$249,503,063	0.86%	$5,022,137	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

				For the Year Ended
				December 31, 2015
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$138,763,942	0.77%	$2,489,223	11

*

The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look back.

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

The primary trading risk exposure of the Fund as of June 30, 2016 relating to the Index Commodity is as follows:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

PricewaterhouseCoopers LLP (“PwC”) informed the Fund that it has identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the Loan Rule). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. The Fund is required under various securities laws to have its financial statements audited by an independent accounting firm.

The Loan Rule specifically provides that an accounting firm would not be independent if it receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities. For purposes of the Loan Rule, audit clients include the Fund as well as all registered investment companies advised by the Managing Owner and its affiliates, including other subsidiaries of the Managing Owner’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Fund it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PricewaterhouseCoopers LLP independence under the Loan Rule with respect to those funds, as well as all other funds in the Invesco Fund Complex.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. PricewaterhouseCoopers LLP confirmed that the circumstances which called into question its independence under the Loan Rule with respect to the audits of the Invesco Fund Complex are substantially similar to circumstances described in the no action letter.  PricewaterhouseCoopers LLP has concluded that its objectivity and impartiality was not impaired and that they have complied with PCAOB Rule 3526(b)(1) and (2).  Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP have concluded that PricewaterhouseCoopers LLP can continue as the Fund’s independent registered public accounting firm.  The Invesco Fund Complex intends to rely upon the no-action letter

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. In addition, the SEC has indicated that the no-action relief will expire 18 months from its issuance, after which the Invesco Fund Complex will no longer be able to rely on the letter unless it’s term is extended or made permanent by the SEC Staff.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2016 to April 30, 2016	—	$—
May 1, 2016 to May 31, 2016	—	—
June 1, 2016 to June 30, 2016	200,000	41.97
Total	200,000	$41.97

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DBGold Fund— June 30, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DBGold Fund— June 30, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DBGold Fund— December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DBGold Fund— For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DBGold Fund— For the Three Months Ended June 30, 2016 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DBGold Fund— For the Three Months Ended June 30, 2015 (Unaudited), (vii) the Statement of Changes of PowerShares DBGold Fund— For the Six Months Ended June 30, 2016 (Unaudited), (viii) the Statement of Changes of PowerShares DBGold Fund— For the Six Months Ended June 30, 2015 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DBGold Fund— For the Six Months Ended June 30, 2016 and 2015 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DBGold Fund— June 30, 2016.

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

Dated: August 8, 2016