Form 10-Q
period 2017-03-31
PowerShares DB Gold Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2017-05-09
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2017: 3,600,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

March 31, 2017 and December 31, 2016

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $133,911,276 and $180,807,154, respectively)	$133,902,275	$180,804,291
Affiliated investments, at value and cost	9,951,262	10,134,812
Total Investments, at value (cost $143,862,538 and $190,941,966, respectively)	143,853,537	190,939,103
Cash held by custodian	—	2,856,920
Receivable for:
Dividends from affiliates	3,408	2,328
Variation margin	356,190	—
Total assets	$144,213,135	$193,798,351
Liabilities
Payable for:
Variation margin	$—	$1,063,040
Management fee	89,352	127,690
Brokerage commissions and fees	4,999	5,005
Total liabilities	94,351	1,195,735
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,601	1,482
Shareholders' equity—Shares	144,117,183	192,601,134
Total shareholders' equity	144,118,784	192,602,616
Total liabilities and equity	$144,213,135	$193,798,351
General Shares outstanding	40	40
Shares outstanding	3,600,000	5,200,000
Net asset value per share	$40.03	$37.04
Market value per share	$39.98	$37.05

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

March 31, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.570% due April 6, 2017	31.22%	$44,997,930	45,000,000
U.S. Treasury Bills, 0.745% due April 27, 2017	0.70	999,517	1,000,000
U.S. Treasury Bills, 0.540% due May 18, 2017	15.25	21,980,266	22,000,000
U.S. Treasury Bills, 0.515% due June 1, 2017 (b)	45.74	65,924,562	66,000,000
Total United States Treasury Obligations (cost $133,911,276)	92.91%	$133,902,275
Affiliated Investments
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.60%(c)	6.91%	$9,951,262	9,951,262
(cost $9,951,262)
Total Investments (cost $143,862,538)	99.82%	$143,853,537

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $44,946,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2017.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Commodity Futures Contracts
COMEX Gold (1,149 contracts, settlement date August 29, 2017)	(7.32)%	$(10,543,247)	$144,142,050
Total Commodity Futures Contracts	(7.32)%	$(10,543,247)	$144,142,050

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.475% due February 2, 2017	4.15%	$7,997,224	8,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	53.44	102,921,205	103,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017 (b)	24.89	47,935,296	48,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	11.40	21,950,566	22,000,000
Total United States Treasury Obligations (cost $180,807,154)	93.88%	$180,804,291
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.41%(c)	5.26%	$10,134,812	10,134,812
(cost $10,134,812)
Total Investments (cost $190,941,966)	99.14%	$190,939,103

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $44,937,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation) (d)	Notional Value
Commodity Futures Contracts
COMEX Gold (1,661 contracts, settlement date August 29, 2017)	(16.90)%	$(32,543,276)	$192,659,390
Total Commodity Futures Contracts	(16.90)%	$(32,543,276)	$192,659,390

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Income
Interest Income	$175,055	$84,035
Dividends from Affiliates	9,309	—
Total Income	184,364	84,035
Expenses
Management Fee	268,862	299,426
Brokerage Commissions and Fees	3,654	5,125
Interest Expense	507	559
Total Expenses	273,023	305,110
Less: Waivers	(3,411)	—
Net Expenses	269,612	305,110
Net Investment Income (Loss)	(85,248)	(221,075)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(2,745)	—
Commodity Futures Contracts	(10,277,319)	(226,541)
Net Realized Gain (Loss)	(10,280,064)	(226,541)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,138)	31,346
Commodity Futures Contracts	22,000,029	21,297,986
Net Change in Unrealized Gain (Loss)	21,993,891	21,329,332
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	11,713,827	21,102,791
Net Income (Loss)	$11,628,579	$20,881,716

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2017	40	$1,482	5,200,000	$192,601,134	$192,602,616
Purchases of Shares			-	-	-
Redemption of Shares			(1,600,000)	(60,112,411)	(60,112,411)
Net Increase (Decrease) due to Share Transactions			(1,600,000)	(60,112,411)	(60,112,411)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(85,247)	(85,248)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(105)		(10,279,959)	(10,280,064)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		225		21,993,666	21,993,891
Net Income (Loss)		119		11,628,460	11,628,579
Net Change in Shareholders' Equity	—	119	(1,600,000)	(48,483,951)	(48,483,832)
Balance at March 31, 2017	40	$1,601	3,600,000	$144,117,183	$144,118,784

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$1,388	4,000,000	$138,762,554	$138,763,942
Purchases of Shares			1,800,000	72,720,422	72,720,422
Redemption of Shares			(400,000)	(14,511,493)	(14,511,493)
Net Increase (Decrease) due to Share Transactions			1,400,000	58,208,929	58,208,929
Net Income (Loss)
Net Investment Income (Loss)		(2)		(221,073)	(221,075)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(2)		(226,539)	(226,541)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		230		21,329,102	21,329,332
Net Income (Loss)		226		20,881,490	20,881,716
Net Change in Shareholders' Equity	—	226	1,400,000	79,090,419	79,090,645
Balance at March 31, 2016	40	$1,614	5,400,000	$217,852,973	$217,854,587

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$11,628,579	$20,881,716
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(66,897,025)	(200,851,297)
Proceeds from securities sold and matured	113,965,213	133,499,999
Cost of affiliated investments purchased	(28,520,976)	—
Proceeds from affiliated investments sold	28,704,526	—
Net accretion of discount on United States Treasury Obligations	(175,055)	(84,035)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	2,745	—
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	6,138	(31,346)
Change in operating receivables and liabilities:
Dividends from affiliates	(1,080)	—
Variation margin	(1,419,230)	(1,188,950)
Management fee	(38,338)	38,896
Brokerage commissions and fees	(6)	911
Net cash provided by (used for) operating activities	57,255,491	(47,734,106)
Cash flows from financing activities:
Proceeds from purchases of Shares	—	72,720,422
Redemption of Shares	(60,112,411)	(14,511,493)
Net cash provided by (used for) financing activities	(60,112,411)	58,208,929
Net change in cash	(2,856,920)	10,474,823
Cash at beginning of period	2,856,920	5,341,472
Cash at end of period	$—	$15,816,295
Supplemental disclosure of cash flow information
Cash paid for interest	$507	$559

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements

March 31, 2017

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended March 31, 2017 and 2016 (hereinafter referred to as the “Three Months Ended March 31, 2017” and the “Three Months Ended March 31, 2016”, respectively).  The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 1, 2017.

(3) Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (“DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund gains an exposure to United States Treasury Obligations through an investment in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index.  The Fund holds United States Treasury Obligations, money market mutual funds (affiliated or otherwise) and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index is gold (the “Index Commodity”).

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in a futures contract referencing the specific contract that comprises the applicable Index or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that comprises the Index.

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

The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner.  The indirect portion of the management fee that the Fund  incurs through such investments are in addition to the Management Fee paid to the Managing Owner.  The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs through June 20, 2018.

The Managing Owner waived fees of $3,411 for the Three Months Ended March 31, 2017.

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the National Futures Association (“NFA”) in such capacity. Deutsche Bank Securities Inc. (“DBSI”), a Delaware corporation, served as the Fund’s futures clearing broker up to and excluding the Closing Date (the “Predecessor Commodity Broker”). DBSI is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Predecessor Managing Owner.

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

The following is a summary of the tiered valuation input levels as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$133,902,275	$—	$133,902,275
Money Market Mutual Fund	9,951,262	—	—	9,951,262
	9,951,262	133,902,275	—	143,853,537
Commodity Futures Contracts (a)	(10,543,247)	—	—	(10,543,247)
Total Investments	$(591,985)	$133,902,275	$—	$133,310,290

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$180,804,291	$—	$180,804,291
Money Market Mutual Fund	10,134,812	—	—	10,134,812
	10,134,812	180,804,291	—	190,939,103
Commodity Futures Contracts (a)	(32,543,276)	—	—	(32,543,276)
Total Investments	$(22,408,464)	$180,804,291	$—	$158,395,827

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker and Custodian

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open commodity futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.  The Fund may deposit T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules.

The Fund’s remaining cash, United States Treasury Obligations, T-Bill ETFs and money market mutual fund holdings are on deposit with its Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. Such balances, if any at period-end, are shown on the Statement of Financial Condition under the payable caption Due to Custodian.

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

(h) Commodity Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective.  A futures contract is an agreement between counterparties to purchase or sell a specified underlying security or index for a specified price at a future date.  All of the Fund’s commodity futures contracts are held and used for trading purposes.  Initial margin deposits required upon entering into futures contracts are satisfied by the segregation of specific securities or cash as collateral with the Commodity Broker. During the period the futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. These amounts are reflected as a receivable or payable on the Statements of Financial Condition.  When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract.  Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	March 31, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(10,543,247)	$—	$(32,543,276)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the March 31, 2017 and December 31, 2016 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(10,277,319)	$(226,541)
	Net Change in Unrealized Gain (Loss)	22,000,029	21,297,986
Total		$11,722,710	$21,071,445

The table below summarizes the average monthly notional value of commodity futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2017	2016
Average Notional Value	$155,378,038	$160,138,703

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations and T-Bill ETFs, if any on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2017, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$10,899,437	$(10,543,247)	$356,190	$—	$—	$356,190
Liabilities
Commodity Futures Contracts	$(10,543,247)	$10,543,247	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$31,480,236	$(31,480,236)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(32,543,276)	$31,480,236	$(1,063,040)	$1,063,040	$—	$—

(a)	As of March 31, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three Months Ended March 31, 2017 and 2016, respectively.

(j) Routine Operational, Administrative and Other Ordinary Expenses

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

(k) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2017 and 2016, the Fund did not incur such expenses.

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

No distributions were paid for the Three Months Ended March 31, 2017 and 2016.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2017 and 2016.  An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$37.04	$34.69
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	3.01	5.70
Net investment income (loss) (a)	(0.02)	(0.05)
Net income (loss)	2.99	5.65
Net asset value per Share, end of period	$40.03	$40.34
Market value per Share, beginning of period (b)	$37.05	$34.67
Market value per Share, end of period (b)	$39.98	$40.26

Ratio to average Net Assets (c)
Net investment income (loss)	(0.24)%	(0.55)%
Expenses, after waivers	0.75%	0.76%
Expenses, prior to waivers	0.76%	0.76%
Total Return, at net asset value (d)	8.07%	16.29%
Total Return, at market value (d)	7.91%	16.12%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of our control. PowerShares DB Gold Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Any forward-looking statements in the report is based only on information currently available to us and speaks only as of the date on which it is made. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund.  The Fund gains an exposure to United States Treasury Obligations through an investment in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index.  The Fund holds United States Treasury Obligations, money market mutual funds and T-Bill ETFs, if any, for margin and/or cash management purposes only.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States Treasury Obligations and T-Bill ETFs, if any, for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin, to the extent permissible under CFTC rules, and United States Treasury Obligations, cash, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, on deposit with The Bank of New York Mellon (the “Custodian”), for cash management purposes.. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Gold Index Excess Return™ (the “Index”) is the exclusive property of Deutsche Bank Securities Inc. “DBIQ” is a service mark of Deutsche Bank AG and has been licensed for use for certain purposes by Deutsche Bank Securities Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Index Commodity, and in turn, the Fund, is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for the Index Commodity.

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

Performance Summary

This Report covers the three months ended March 31, 2017 and 2016 (hereinafter referred to as the “Three Months Ended March 31, 2017” and the “Three Months Ended March 31, 2016”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, since November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2017 and 2016” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2017 and 2016

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY GOLD TR™
	Three Months Ended
	March 31,
Underlying Index	2017	2016
DB Gold Indices	8.31%	16.52%
AGGREGATE RETURN	8.31%	16.52%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income,  were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY GC TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY GC TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income,  over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

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

Commodity futures contracts, United States Treasury Obligations, T-Bill ETFs and money market mutual funds are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value, if any, reported in the Statements of Income and Expenses.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund.  Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

Capital Resources

The Fund does not have any material commitments for capital expenditures as of the end of the latest fiscal period.

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; (iii) trends or uncertainties that will have a material effect on operations.

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations, money market mutual funds and T-Bill ETFs, and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $57.3 million and $(47.7) million for the Three Months Ended March 31, 2017 and 2016, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations and affiliated investments which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund holds United States Treasury Obligations, money market mutual funds (affiliated or otherwise) and T-Bills ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Three Months Ended March 31, 2017, $66.9 million was paid to purchase United States Treasury Obligations and $114.0 million was received from sales and maturing United States Treasury Obligations. During the Three Months Ended March 31, 2016, $200.9 million was paid to purchase United States Treasury Obligations and $133.5 million was received from sales and maturing United States Treasury Obligations. $28.7 million was received from sales of affiliated investments and $28.5 was paid to purchase affiliated investments during the Three Months Ended March 31, 2017.  There were no purchases or sales of affiliated investments during the Three Months Ended March 31, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(60.1) million and $58.2 million during the Three Months Ended March 31, 2017 and 2016, respectively. This included $0.0 million and $72.7 million from the purchase of Shares by Authorized Participants and $60.1 million and $14.5 million from Shares redeemed by Authorized Participants during the Three Months Ended March 31, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”)  over the expenses of the Fund.  The Fund gains an exposure to United States Treasury Obligations through an investment in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund holds United States Treasury Obligations, money market mutual funds and T-Bill ETFs, if any, for margin and/or cash management purposes only.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Gold Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects Treasury Income, Money Market

Income and T-Bill ETF Income, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund is currently subject to accountability levels and may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in the net asset value per Share and changes in the level of the Index over any period of time. The dividends received by the Fund from its holdings in money market mutual funds, if any, and the dividends or distributions of capital gains from its holdings of T-Bill ETFs, are not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends and capital gains distributions, if any, could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD GOLD INDEX ER
 FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund.  The Fund gains an exposure to United States Treasury Obligations through an investment in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index.  The Fund holds United States Treasury Obligations, money market mutual funds and T-Bill ETFs, if any, for margin and/or cash management purposes only.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Fund Share Price Performance

For the Three Months Ended March 31, 2017, the NYSE Arca market value of each Share increased 7.91% from $37.05 per Share to $39.98 per Share. The Share price high and low for the Three Months Ended March 31, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $37.29 per Share (+0.66%) on January 3, 2017, and a high of $40.36 per Share (+8.94%) on February 24, 2017.

For the Three Months Ended March 31, 2016, the NYSE Arca market value of each Share increased 16.12% from $34.67 per Share to $40.26 per Share. The Share price low and high for the Three Months Ended March 31, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $35.15 per Share ( +1.38%) on January 4, 2016, and a high of $41.56 per Share (+ 19.86%) on March 10, 2016.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2017, the net asset value of each Share increased 8.07% from $37.04 per Share to $40.03 per Share. Rising prices for gold futures contracts during the Three Months Ended March 31, 2017 contributed to an overall 8.31% increase in the level of the DBIQ-OY Gold TR™.

Net income (loss) for the Three Months Ended March 31, 2017 was $11.6 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $(10.3) million, net change in unrealized gain (loss) of $22.0 million and operating expenses of $0.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2017.

				For the Three Months Ended
				March 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$144,118,784	0.73%	$2,452,886	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$192,602,616	0.84%	$3,791,467	15

*

The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look back.

THE FUND’S NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money market mutual funds. The market risk represented by these investments is expected to be immaterial.

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

The primary trading risk exposure of the Fund as of March 31, 2017 relating to the Index Commodity is as follows:

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

As noted above, The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money market mutual funds. As such, the market risk represented by these investments is expected to be immaterial.

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

For purposes of this Item 4, all references to the “Fund” shall be read to specifically include the Fund and the Trust. Please note that the disclosure controls and procedures and internal control over financial reporting of the Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Fund and that of PowerShares DB Agriculture Fund, PowerShares DB Base Metals Fund, PowerShares DB Energy Fund, PowerShares DB Oil Fund, PowerShares DB Precious Metals Fund and PowerShares DB Silver Fund, each a series of the Trust.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP’s Independence Could Have Potentially Adverse Consequences for the Fund

PricewaterhouseCoopers LLP informed the Fund that it has identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the Loan Rule). The Loan Rule prohibits accounting firms, such as PricewaterhouseCoopers LLP, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. The Fund is required under various securities laws to have its financial statements audited by an independent accounting firm.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2017 to January 31, 2017	1,600,000	$37.57
February 1, 2017 to February 28, 2017	—	—
March 1, 2017 to March 31, 2017	—	—
Total	1,600,000	$37.57

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Gold Fund— March 31, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Gold Fund— March 31, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Gold Fund— December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Gold Fund— For the Three Months Ended March 31, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Gold Fund— For the Three Months Ended March 31, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Gold Fund— For the Three Months Ended March 31, 2016 (Unaudited), (vii) the Statements of Cash Flows of PowerShares DB Gold Fund— For the Three Months Ended March 31, 2017 and 2016 (Unaudited), and (viii) Notes to Unaudited Financial Statements of PowerShares DB Gold Fund— March 31, 2017.

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

Dated: May 8, 2017