Form 10-Q
period 2017-09-30
PowerShares DB Gold Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2017-11-09
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of outstanding Shares as of September 30, 2017: 4,800,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $190,256,530 and $180,807,154, respectively)	$190,253,381	$180,804,291
Affiliated investments, at value and cost	6,343,767	10,134,812
Cash held by custodian	—	2,856,920
Receivable for:
Dividends from affiliates	5,463	2,328
Total assets	$196,602,611	$193,798,351
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$572,280	$1,063,040
Payable for:
Management fee	116,830	127,690
Brokerage commissions and fees	4,999	5,005
Total liabilities	694,109	1,195,735
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,632	1,482
Shareholders' equity—Shares	195,906,870	192,601,134
Total shareholders' equity	195,908,502	192,602,616
Total liabilities and equity	$196,602,611	$193,798,351
General Shares outstanding	40	40
Shares outstanding	4,800,000	5,200,000
Net asset value per share	$40.81	$37.04
Market value per share	$40.76	$37.05

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

September 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.000% due November 24, 2017	3.57%	$6,989,806	$7,000,000
U.S. Treasury Bills, 1.050% due January 4, 2018 (b)	31.05	60,836,294	61,000,000
U.S. Treasury Bills, 1.115% due March 1, 2018	62.49	122,427,281	123,000,000
Total United States Treasury Obligations (cost $190,256,530)	97.11%	$190,253,381
Affiliated Investments
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.92%(c) (cost $6,343,767)	3.24%	$6,343,767	6,343,767
Total Investments in Securities (cost $196,600,297)	100.35%	$196,597,148

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $29,919,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2017.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	1,506	August- 2018	$195,885,420	$5,814,893	$5,814,893
Total Commodity Futures Contracts				$5,814,893	$5,814,893

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.475% due February 2, 2017	4.15%	$7,997,224	8,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	53.44	102,921,205	103,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017 (b)	24.89	47,935,296	48,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	11.40	21,950,566	22,000,000
Total United States Treasury Obligations (cost $180,807,154)	93.88%	$180,804,291
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.41%(c) (cost $10,134,812)	5.26%	$10,134,812	10,134,812
Total Investments in Securities (cost $190,941,966)	99.14%	$190,939,103

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $44,937,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	1,661	August- 2017	$192,659,390	$(32,543,276)
Total Commodity Futures Contracts				$(32,543,276)

(d)	Unrealized Appreciation (Depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income
Interest Income	$407,033	$174,553	$908,478	$417,290
Dividends from Affiliates	19,535	5,809	44,192	5,809
Total Income	426,568	180,362	952,670	423,099
Expenses
Management Fee	314,233	472,979	918,913	1,207,958
Brokerage Commissions and Fees	9,572	25,572	19,971	31,630
Interest Expense	520	1,311	1,239	3,199
Total Expenses	324,325	499,862	940,123	1,242,787
Less: Waivers	(4,392)	(3,069)	(12,803)	(3,069)
Net Expenses	319,933	496,793	927,320	1,239,718
Net Investment Income (Loss)	106,635	(316,431)	25,350	(816,619)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(38)	5,434	(2,802)	5,434
Commodity Futures Contracts	(8,794,679)	33,811,480	(27,110,848)	34,653,106
Net Realized Gain (Loss)	(8,794,717)	33,816,914	(27,113,650)	34,658,540
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(17,637)	14,342	(286)	38,125
Commodity Futures Contracts	11,480,460	(37,094,890)	38,358,169	(853,330)
Net Change in Unrealized Gain (Loss)	11,462,823	(37,080,548)	38,357,883	(815,205)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	2,668,106	(3,263,634)	11,244,233	33,843,335
Net Income (Loss)	$2,774,741	$(3,580,065)	$11,269,583	$33,026,716

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2017	40	$1,586	3,800,000	$150,668,438	$150,670,024
Purchases of Shares			1,000,000	42,463,737	42,463,737
Redemption of Shares			-	-	-
Net Increase (Decrease) due to Share Transactions			1,000,000	42,463,737	42,463,737
Net Income (Loss)
Net Investment Income (Loss)		1		106,634	106,635
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(137)		(8,794,580)	(8,794,717)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		182		11,462,641	11,462,823
Net Income (Loss)		46		2,774,695	2,774,741
Net Change in Shareholders' Equity	—	46	1,000,000	45,238,432	45,238,478
Balance at September 30, 2017	40	$1,632	4,800,000	$195,906,870	$195,908,502

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2016	40	$1,721	5,800,000	$249,501,342	$249,503,063
Sale of Shares			600,000	26,156,598	26,156,598
Redemption of Shares			(1,200,000)	(50,945,510)	(50,945,510)
Net Increase (Decrease) due to Share Transactions			(600,000)	(24,788,912)	(24,788,912)
Net Income (Loss)
Net Investment Income (Loss)		(3)		(316,428)	(316,431)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		321		33,816,593	33,816,914
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(338)		(37,080,210)	(37,080,548)
Net Income (Loss)		(20)	-	(3,580,045)	(3,580,065)
Net Change in Shareholders' Equity	—	(20)	(600,000)	(28,368,957)	(28,368,977)
Balance at September 30, 2016	40	$1,701	5,200,000	$221,132,385	$221,134,086

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$1,482	5,200,000	$192,601,134	$192,602,616
Purchases of Shares			3,600,000	147,993,274	147,993,274
Redemption of Shares			(4,000,000)	(155,956,971)	(155,956,971)
Net Increase (Decrease) due to Share Transactions			(400,000)	(7,963,697)	(7,963,697)
Net Income (Loss)
Net Investment Income (Loss)		-		25,350	25,350
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(361)		(27,113,289)	(27,113,650)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		511		38,357,372	38,357,883
Net Income (Loss)		150		11,269,433	11,269,583
Net Change in Shareholders' Equity	—	150	(400,000)	3,305,736	3,305,886
Balance at September 30, 2017	40	$1,632	4,800,000	$195,906,870	$195,908,502

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$1,388	4,000,000	$138,762,554	$138,763,942
Purchases of Shares			3,000,000	123,193,564	123,193,564
Redemption of Shares			(1,800,000)	(73,850,136)	(73,850,136)
Net Increase (Decrease) due to Share Transactions			1,200,000	49,343,428	49,343,428
Net Income (Loss)
Net Investment Income (Loss)		(8)		(816,611)	(816,619)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		329		34,658,211	34,658,540
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(8)		(815,197)	(815,205)
Net Income (Loss)		313	-	33,026,403	33,026,716
Net Change in Shareholders' Equity	—	313	1,200,000	82,369,831	82,370,144
Balance at September 30, 2016	40	$1,701	5,200,000	$221,132,385	$221,134,086

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$11,269,583	$33,026,716
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(498,451,755)	(671,997,155)
Proceeds from securities sold and matured	489,908,055	593,990,423
Cost of affiliated investments purchased	(126,197,215)	(51,693,543)
Proceeds from affiliated investments sold	129,988,260	41,313,858
Net accretion of discount on United States Treasury Obligations	(908,478)	(417,290)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	2,802	(5,434)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	286	(38,125)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(490,760)	1,488,700
Dividends from affiliates	(3,135)	(2,967)
Management fee	(10,860)	47,726
Brokerage commissions and fees	(6)	1,071
Net cash provided by (used for) operating activities	5,106,777	(54,286,020)
Cash flows from financing activities:
Proceeds from purchases of Shares	147,993,274	123,193,564
Redemption of Shares	(155,956,971)	(73,850,136)
Net cash provided by (used for) financing activities	(7,963,697)	49,343,428
Net change in cash	(2,856,920)	(4,942,592)
Cash at beginning of period	2,856,920	5,341,472
Cash at end of period	$—	$398,880
Supplemental disclosure of cash flow information
Cash paid for interest	$1,239	$3,199

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements

September 30, 2017

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

The Commodity Futures Trading Commission (the “CFTC”) and certain futures exchanges impose position limits on futures contracts that reference the Index Commodity (the “Index Contracts”). The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to the Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on the Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the "Nine Months Ended September 30, 2017" and the "Nine Months Ended September 30, 2016", respectively). The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2017 and 2016.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2017 and 2016, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2017 and 2016, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2014.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs at least through June 20, 2018.

The Managing Owner waived fees of $4,392 and $12,803 for the Three and Nine Months Ended September 30, 2017, respectively. The Managing Owner waived fees of $3,069 for the Three and Nine Months Ended September 30, 2016.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the Nine Months Ended September 30, 2017, there were no material transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$190,253,381	$—	$190,253,381
Money Market Mutual Fund	6,343,767	—	—	6,343,767
	6,343,767	190,253,381	—	196,597,148
Commodity Futures Contracts (a)	5,814,893	—	—	5,814,893
Total Investments	$12,158,660	$190,253,381	$—	$202,412,041

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$180,804,291	$—	$180,804,291
Money Market Mutual Fund	10,134,812	—	—	10,134,812
	10,134,812	180,804,291	—	190,939,103
Commodity Futures Contracts (a)	(32,543,276)	—	—	(32,543,276)
Total Investments	$(22,408,464)	$180,804,291	$—	$158,395,827

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$5,814,893	$—	$—	$(32,543,276)
(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2017 and December 31, 2016 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$5,814,893	$(6,387,173)	$(572,280)	$572,280	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$31,480,236	$(32,543,276)	$(1,063,040)	$1,063,040	$—	$—

(a)	As of September 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(8,794,679)	$33,811,480
	Net Change in Unrealized Gain (Loss)	11,480,460	(37,094,890)
Total		$2,685,781	$(3,283,410)

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(27,110,848)	$34,653,106
	Net Change in Unrealized Gain (Loss)	38,358,169	(853,330)
Total		$11,247,321	$33,799,776

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Notional Value	$164,824,403	$249,082,065	$163,835,193	$211,093,308

Note 8 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 9 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate. As of September 30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$39.65	$43.02	$37.04	$34.69
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.13	(0.43)	3.76	8.00
Net investment income (loss) (a)	0.03	(0.06)	0.01	(0.16)
Net income (loss)	1.16	(0.49)	3.77	7.84
Net asset value per Share, end of period	$40.81	$42.53	$40.81	$42.53
Market value per Share, beginning of period (b)	$39.62	$43.19	$37.05	$34.67
Market value per Share, end of period (b)	$40.76	$42.65	$40.76	$42.65

Ratio to average Net Assets (c)
Net investment income (loss)	0.25%	(0.50)%	0.02%	(0.51)%
Expenses, after waivers	0.76%	0.79%	0.76%	0.77%
Expenses, prior to waivers	0.77%	0.79%	0.77%	0.77%
Total Return, at net asset value (d)	2.93%	(1.14)%	10.18%	22.60%
Total Return, at market value (d)	2.88%	(1.25)%	10.02%	23.02%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The CFTC and certain futures exchanges impose position limits on Index Contracts. The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to the Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on the Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to commodities trading. A significant portion of the Fund's investments is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts. In addition, United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $5.1 million and $(54.3) million for the Nine Months Ended September 30, 2017 and 2016, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Nine Months Ended September 30, 2017, $498.5 million was paid to purchase United States Treasury Obligations and $489.9 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2016, $672.0 million was paid to purchase United States Treasury Obligations and $594.0 million was received from sales and maturing United States Treasury Obligations. $130.0 million was received from sales of affiliated investments and $126.2 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2017. $41.3 million was received from sales of affiliated investments and $51.7 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(8.0) million and $49.3 million during the Nine Months Ended September 30, 2017 and 2016, respectively. This included $148.0 million and $123.2 million from Shares purchased by Authorized Participants and $156.0 million and $73.9 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Gold Index ERTM”) during the Three and Nine Months Ended September 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD GOLD INDEXTM ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Performance Summary

This Report covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the "Nine Months Ended September 30, 2017" and the "Nine Months Ended September 30, 2016", respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2017 and 2016

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY GOLD TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2017	2016	2017	2016
DB Gold Indices	3.16%	(0.95)%	10.90%	23.29%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBIQ-OY Gold TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Gold TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Three Months Ended September 30, 2017, the NYSE Arca market value of each Share increased 2.88% from $39.62 per Share to $40.76 per Share. The Share price low and high for the Three Months Ended September 30, 2017 and related change from the Share price on June 30, 2017 was as follows: Shares traded at a low of $38.70 per Share (-2.31%) on July 7, 2017, and a high of $42.95 per Share (+8.42%) on September 7, 2017.

For the Three Months Ended September 30, 2016, the NYSE Arca market value of each Share decreased 1.25% from $43.19 per Share to $42.65 per Share. The Share price low and high for the Three Months Ended September 30, 2016 and related change from the Share price on June 30, 2016 was as follows: Shares traded at a low of $42.25 per Share (-2.18%) on August 31, 2016, and a high of $44.53 per Share (+3.09%) on July 8, 2016.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2017, the NAV of each Share increased 2.93% from $39.65 per Share to $40.81 per Share. Rising commodity futures contracts prices for gold futures contracts during the Three Months Ended September 30, 2017 contributed to an overall 2.88% increase in the level of the Index and to a 3.16% increase in the level of the DBIQ-OY Gold TR™.

Net income (loss) for the Three Months Ended September 30, 2017 was $2.8 million, primarily resulting from $0.4 million of income, net realized gain (loss) of $(8.8) million, net change in unrealized gain (loss) of $11.5 million and operating expenses of $0.3 million.

For the Three Months Ended September 30, 2016, the NAV of each Share decreased 1.16% from $43.02 per Share to $42.52 per Share. Falling prices for gold futures contracts during the Three Months Ended September 30, 2016 contributed to an overall 0.95% decrease in the level of the DBIQ-OY Gold TR™.

Net income (loss) for the Three Months Ended September 30, 2016 was $(3.6) million, primarily resulting from interest income of $0.2 million, net realized gain (loss) of $33.8 million, net change in unrealized gain (loss) of $(37.1) million and operating expenses of $0.5 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Nine Months Ended September 30, 2017, the NYSE Arca market value of each Share increased 10.02% from $37.05 per Share to $40.76 per Share. The Share price low and high for the Nine Months Ended September 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $37.29 per Share (+0.66%) on January 3, 2017, and a high of $42.95 per Share (+15.94%) on September 7, 2017.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2017, the NAV of each Share increased 10.18% from $37.04 per Share to $40.81 per Share. Rising commodity futures contracts prices for gold commodity futures during the Nine Months Ended September 30, 2017 contributed to an overall 10.20% increase in the level of the Index and to a 10.90% increase in the level of DBIQ-OY Gold TR™.

Net income (loss) for the Nine Months Ended September 30, 2017 was $11.3 million, primarily resulting from $0.9 million of income, net realized gain (loss) of $(27.1) million, net change in unrealized gain (loss) of $38.4 million and operating expenses of $0.9 million.

For the Nine Months Ended September 30, 2016, the NAV of each Share increased 22.57% from $34.69 per Share to $42.52 per Share. Increasing prices for gold futures contracts during the Nine Months Ended September 30, 2016 contributed to an overall 23.29% increase in the level of the DBIQ-OY Gold TR™.

Net income (loss) for the Nine Months Ended September 30, 2016 was $33.0 million, primarily resulting from interest income of $0.4 million, net realized gain (loss) of $34.6 million, net change in unrealized gain (loss) of $(0.8) million and operating expenses of $1.2 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and the Commodity Broker has served as the Fund’s futures clearing broker, and all Management Fee accruals and commission accruals since the Closing Date have been paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2017.

				For the Nine Months Ended
				September 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$195,908,502	0.63%	$2,865,953	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$192,602,616	0.84%	$3,791,467	15
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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the

The primary trading risk exposure of the Fund as of September 30, 2017 relating to the Index Commodity is as follows:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2017 to July 31, 2017	—	$—
August 1, 2017 to August 31, 2017	—	—
September 1, 2017 to September 30, 2017	—	—
Total	—	$—
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Gold Fund— September 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Gold Fund— September 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Gold Fund— December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Gold Fund— For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Gold Fund— For the Three Months Ended September 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Gold Fund— For the Three Months Ended September 30, 2016 (Unaudited), (vii) the Statement of Changes of PowerShares DB Gold Fund— For the Nine Months Ended September 30, 2017 (Unaudited), (viii) the Statement of Changes of PowerShares DB Gold Fund— For the Nine Months Ended September 30, 2016 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB Gold Fund— For the Nine Months Ended September 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB Gold Fund— September 30, 2017.

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

Dated: November 7, 2017