Form 10-Q
period 2019-03-31
Invesco DB Gold Fund; Invesco DB Multi-Sector Commodity Trust
filed 2019-05-09
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Intereset	DGL	NYSE Arca, Inc.

Indicate the number of outstanding Shares as of March 31, 2019: 3,600,000 Shares.

INVESCO DB GOLD FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Gold Fund

Statements of Financial Condition

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $137,492,829 and $88,695,430, respectively)	$137,496,222	$88,687,386
Affiliated investments, at value and cost	5,148,801	7,355,184
Other investments:
Variation margin receivable- Commodity Futures Contracts	344,960	—
Receivable for:
Dividends from affiliates	18,278	12,659
Total assets	$143,008,261	$96,055,229
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$125,460
Payable for:
Due to custodian	—	1,249,595
Management fees	88,642	61,574
Brokerage commissions and fees	4,998	5,001
Total liabilities	93,640	1,441,630
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,588	1,577
Shareholders' equity—Shares	142,913,033	94,612,022
Total shareholders' equity	142,914,621	94,613,599
Total liabilities and equity	$143,008,261	$96,055,229
General Shares outstanding	40	40
Shares outstanding	3,600,000	2,400,000
Net asset value per share	$39.70	$39.42
Market value per share	$39.68	$39.52

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

March 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.465% due April 4, 2019	4.20%	$5,998,822	$6,000,000
U.S. Treasury Bills, 2.470% due April 23, 2019	39.13	55,918,403	56,000,000
U.S. Treasury Bills, 2.375% due May 2, 2019	12.57	17,963,672	18,000,000
U.S. Treasury Bills, 2.470% due July 11, 2019 (b)	40.31	57,615,325	58,000,000
Total United States Treasury Obligations (cost $137,492,829)	96.21%	$137,496,222
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.33% (cost $5,148,801)(c)	3.60%	$5,148,801	5,148,801
Total Investments in Securities (cost $142,641,630)	99.81%	$142,645,023

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $15,098,160 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	1,078	February- 2020	$142,554,720	$(641,650)	$(641,650)

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

December 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.175% due January 3, 2019	19.03%	$17,998,877	$18,000,000
U.S. Treasury Bills, 2.370% due February 28, 2019 (b)	61.07	57,781,781	58,000,000
U.S. Treasury Bills, 2.465% due April 4, 2019	6.30	5,962,874	6,000,000
U.S. Treasury Bills, 2.430% due May 2, 2019	7.34	6,943,854	7,000,000
Total United States Treasury Obligations (cost $88,695,430)	93.74%	$88,687,386
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 2.30% (cost $7,355,184) (c)	7.77%	$7,355,184	7,355,184
Total Investments in Securities (cost $96,050,614)	101.51%	$96,042,570

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $11,157,440 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2018.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	738	February- 2019	$94,559,940	$2,528,218	$2,528,218

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Income
Interest Income	$755,266	$597,334
Dividends from Affiliates	51,158	30,679
Total Income	806,424	628,013
Expenses
Management Fees	255,631	325,090
Brokerage Commissions and Fees	5,778	5,982
Interest Expense	1,085	273
Total Expenses	262,494	331,345
Less: Waivers	(5,342)	(4,358)
Net Expenses	257,152	326,987
Net Investment Income (Loss)	549,272	301,026
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(75)	91
Commodity Futures Contracts	2,976,346	—
Net Realized Gain (Loss)	2,976,271	91
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	11,437	(31,526)
Commodity Futures Contracts	(3,169,868)	282,521
Net Change in Unrealized Gain (Loss)	(3,158,431)	250,995
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(182,160)	251,086
Net Income (Loss)	$367,112	$552,112

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$1,577	2,400,000	$94,612,022	$94,613,599
Purchases of Shares			1,200,000	47,933,910	47,933,910
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			1,200,000	47,933,910	47,933,910
Net Income (Loss)
Net Investment Income (Loss)		16		549,256	549,272
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		89		2,976,182	2,976,271
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(94)		(3,158,337)	(3,158,431)
Net Income (Loss)		11		367,101	367,112
Net Change in Shareholders' Equity	—	11	1,200,000	48,301,011	48,301,022
Balance at March 31, 2019	40	$1,588	3,600,000	$142,913,033	$142,914,621

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

Invesco DB Gold Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$367,112	$552,112
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(181,039,013)	(181,574,317)
Proceeds from securities sold and matured	132,995,692	126,998,630
Cost of affiliated investments purchased	(147,115,859)	(36,723,008)
Proceeds from affiliated investments sold	149,322,242	38,076,205
Net accretion of discount on United States Treasury Obligations	(754,153)	(597,334)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	75	(91)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(11,437)	31,526
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(470,420)	1,716,730
Dividends from affiliates	(5,619)	(5,172)
Management fees	27,068	36,403
Brokerage commissions and fees	(3)	4,900
Net cash provided by (used for) operating activities	(46,684,315)	(51,483,416)
Cash flows from financing activities:
Proceeds from purchases of Shares	47,933,910	50,986,086
Increase (decrease) in payable for amount due to custodian, net	(1,249,595)	—
Net cash provided by (used for) financing activities	46,684,315	50,986,086
Net change in cash	—	(497,330)
Cash at beginning of period	—	497,330
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,085	$273

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Notes to Unaudited Financial Statements

March 31, 2019

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess

Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States

Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise)

(“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill

ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index. The Index is intended to reflect the change in market value of the gold sector. Gold (the “Index Commodity”) is the single commodity comprising the Index.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three months ended March 31, 2019 and 2018.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2019 and 2018, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three months ended March 31, 2019 and 2018, respectively.

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

The Managing Owner waived fees of $5,342 and $4,358 for the three months ended March 31, 2019, and 2018 respectively.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$137,496,222	$—	$137,496,222
Money Market Mutual Fund	5,148,801	—	—	5,148,801
Total Investments in Securities	5,148,801	137,496,222	—	142,645,023
Other Investments - Liabilities (a)
Commodity Futures Contracts	(641,650)	—	—	(641,650)
Total Investments	$4,507,151	$137,496,222	$—	$142,003,373

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$88,687,386	$—	$88,687,386
Money Market Mutual Fund	7,355,184	—	—	7,355,184
Total Investments in Securities	7,355,184	88,687,386	—	96,042,570
Other Investments - Assets (a)
Commodity Futures Contracts	2,528,218	—	—	2,528,218
Total Investments	$9,883,402	$88,687,386	$—	$98,570,788

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(641,650)	$2,528,218	$—
(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$986,610	(641,650)	$344,960	$—	$—	$344,960

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$2,528,218	$(2,653,678)	$(125,460)	$125,460	$—	$—

(a)	As of March 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,976,346	$—
	Net Change in Unrealized Gain (Loss)	(3,169,868)	282,521
Total		$(193,522)	$282,521

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2019	2018
Average Notional Value	$130,064,243	$167,544,058

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$39.42	$41.51
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	0.12	0.31
Net investment income (loss) (a)	0.16	0.07
Net income (loss)	0.28	0.38
Net asset value per Share, end of period	$39.70	$41.89
Market value per Share, beginning of period (b)	$39.52	$41.37
Market value per Share, end of period (b)	$39.68	$41.99

Ratio to average Net Assets (c)
Net investment income (loss)	1.61%	0.69%
Expenses, after waivers	0.75%	0.75%
Expenses, prior to waivers	0.77%	0.76%
Total Return, at net asset value (d)	0.71%	0.92%
Total Return, at market value (d)	0.41%	1.50%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and the Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index. The Index is intended to reflect the change in market value of the gold sector. Gold (the “Index Commodity”) is the single commodity comprising the Index.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodity futures trading. A significant portion of the NAV is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Investment Management Americas Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $(46.7) million and $(51.5) million for the three months ended  March 31, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the three months ended March 31, 2019, $181.0 million was paid to purchase United States Treasury Obligations and $133.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2018, $181.6 million was paid to purchase United States Treasury Obligations and $127.0 million was received from sales and maturing United States Treasury Obligations. $149.3 million was received from sales of affiliated investments and $(147.1) million was paid to purchase affiliated investments during the three months ended March 31, 2019. $38.1 million was received from sales of affiliated investments and $36.7 million was paid to purchase affiliated investments during the three months ended March 31, 2018.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $46.7 million and $51.0 million during the three months ended March 31, 2019 and 2018, respectively. This included $47.9 million and $51.0 million from Shares purchased by Authorized Participants and $1.2 million and $0 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. The DBIQ Optimum Yield Gold Index Total Return™ (the “DBIQ-OY Gold TR™”) consists of the same components as the Index plus 3-month United States Treasury Obligations returns. Past results of the DBIQ-OY Gold TR™ are not necessarily indicative of future changes, positive or negative, in the closing levels of the DBIQ-OY Gold TR™.

The section “Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2019 and 2018

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY GOLD TR™
	Three Months Ended
	March 31,
Underlying Index	2019	2018
DB Gold Indices	0.87%	1.14%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

For the three months ended March 31, 2019, the NYSE Arca market value of each Share increased 0.41% from $39.52 per Share to $39.68 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $39.41 per Share (-0.28%) on January 24, 2019, and a high of $41.16 per Share (+4.16%) on February 19, 2019.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the NAV of each Share increased 0.71% from $39.42 per Share to $39.70 per Share. Rising commodity futures contracts prices for gold futures contracts during the three months ended March 31, 2019 contributed to an overall 0.28% decrease in the level of the Index and to a 0.87% decrease in the level of the DBIQ-OY Gold TR™.

Net income (loss) for the three months ended March 31, 2019 was $0.4 million, primarily resulting from $0.8 million of income, net realized gain (loss) of $3.0 million, net change in unrealized gain (loss) of $0.2 million and operating expenses of $0.3 million.

For the three months ended March 31, 2018, the NAV of each Share increased 0.92% from $41.51 per Share to $41.89 per Share. Rising commodity futures contracts prices for gold futures contracts during the three months ended March 31, 2018 contributed to an overall 0.74% increase in the level of the Index and to a 1.14% increase in the level of the DBIQ-OY Gold TR™.

Net income (loss) for the three months ended March 31, 2018 was $0.6 million, primarily resulting from $0.6 million of income, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $0.3 million and operating expenses of $0.3 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2018.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2019.

				For the Three Months Ended
				March 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$142,914,621	0.52%	$1,742,249	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$94,613,599	0.54%	$1,201,166	21

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

The primary trading risk exposure of the Fund as of March 31, 2019 relating to the Index Commodity is as follows:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2019 to January 31, 2019	—	$—
February 1, 2019 to February 28, 2019	—	—
March 1, 2019 to March 31, 2019	—	—
Total	—	$—
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Gold Fund— March 31, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Gold Fund— March 31, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Gold Fund— December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Gold Fund— For the Three and Three Months Ended March 31, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended March 31, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended March 31, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund— For theThree Months Ended March 31, 2019 (Unaudited), (viii) the Statement of Changes in Invesco Shareholders’ Equity of Invesco DB Gold Fund— For the Three Months Ended March 31, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Gold Fund— For the Three Months Ended March 31, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Gold Fund— March 31, 2019.

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

Dated: May 8, 2019