Form 10-Q
period 2020-06-30
Invesco DB Gold Fund; Invesco DB Multi-Sector Commodity Trust
filed 2020-08-07
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of outstanding Shares as of June 30, 2020: 2,800,000

i

INVESCO DB GOLD FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2020

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Gold Fund

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $59,987,808 and $99,742,217, respectively)	$59,987,152	$99,770,815
Affiliated investments, at value (cost $87,702,070 and $8,706,882, respectively)	87,672,595	8,706,882
Other investments:
Variation margin receivable- Commodity Futures Contracts	1,668,720	321,300
Cash held by custodian	139,060	35,700
Receivable for:
Dividends from affiliates	5,493	10,371
Total assets	$149,473,020	$108,845,068
Liabilities
Payable for:
Management fees	80,369	70,853
Brokerage commissions and fees	5,000	4,956
Total liabilities	85,369	75,809
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,134	1,813
Shareholders' equity—Shares	149,385,517	108,767,446
Total shareholders' equity	149,387,651	108,769,259
Total liabilities and equity	$149,473,020	$108,845,068
General Shares outstanding	40	40
Shares outstanding	2,800,000	2,400,000
Net asset value per share	$53.35	$45.32
Market value per share	$53.27	$45.25

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

June 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.130% due August 13, 2020	13.39%	$19,997,014	$20,000,000
U.S. Treasury Bills, 0.170% due September 10, 2020 (b)	26.77	39,990,138	40,000,000
Total United States Treasury Obligations (cost $59,987,808)	40.16%	$59,987,152
Affiliated Investments			Shares

Exchange-Traded Fund
Invesco Treasury Collateral (cost $17,486,475)(c)	11.69%	$17,457,000	165,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 0.08% (cost $70,215,595)(c)(d)	47.00	70,215,595	70,215,595
Total Affiliated Investments (cost $87,702,070)	58.69%	$87,672,595
Total Investments in Securities (cost $147,689,878)	98.85%	$147,659,747

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $39,990,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)          The rate shown is the 7-day SEC standardized yield as of June 30, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	818	February- 2021	$149,489,500	$17,381,312	$17,381,312

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	52.33%	$56,917,706	$57,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020	13.76	14,960,691	15,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	25.64	27,892,418	28,000,000
Total United States Treasury Obligations (cost $99,742,217)	91.73%	$99,770,815
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $8,706,882)(c)(d)	8.00%	$8,706,882	8,706,882
Total Investments in Securities (cost $108,449,099)	99.73%	$108,477,697

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $17,132,920 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	714	February- 2020	$108,749,340	$10,042,182	$10,042,182

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$100,049	$664,333	$445,255	$1,419,599
Dividends from Affiliates	60,995	35,605	194,421	86,763
Total Income	161,044	699,938	639,676	1,506,362
Expenses
Management Fees	284,790	218,603	523,702	474,234
Brokerage Commissions and Fees	630	1,722	5,741	7,500
Interest Expense	1,480	2,327	2,922	3,412
Total Expenses	286,900	222,652	532,365	485,146
Less: Waivers	(41,296)	(2,808)	(60,823)	(8,150)
Net Expenses	245,604	219,844	471,542	476,996
Net Investment Income (Loss)	(84,560)	480,094	168,134	1,029,366
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(1,104)	—	(1,179)
Commodity Futures Contracts	1,936,919	(309,048)	15,560,477	2,667,298
Net Realized Gain (Loss)	1,936,919	(310,152)	15,560,477	2,666,119
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(88,876)	38,492	(29,254)	49,929
Affiliated Investments	(29,475)	—	(29,475)	—
Commodity Futures Contracts	17,572,751	11,192,406	7,339,130	8,022,538
Net Change in Unrealized Gain (Loss)	17,454,400	11,230,898	7,280,401	8,072,467
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	19,391,319	10,920,746	22,840,878	10,738,586
Net Income (Loss)	$19,306,759	$11,400,840	$23,009,012	$11,767,952

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2020	40	$1,869	2,800,000	$130,850,283	$130,852,152
Purchases of Shares			400,000	19,824,393	19,824,393
Redemption of Shares			(400,000)	(20,595,653)	(20,595,653)
Net Increase (Decrease) due to Share Transactions			—	(771,260)	(771,260)
Net Income (Loss)
Net Investment Income (Loss)		(2)		(84,558)	(84,560)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		11		1,936,908	1,936,919
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		256		17,454,144	17,454,400
Net Income (Loss)		265		19,306,494	19,306,759
Net Change in Shareholders' Equity	—	265	—	18,535,234	18,535,499
Balance at June 30, 2020	40	$2,134	2,800,000	$149,385,517	$149,387,651

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2019	40	$1,588	3,600,000	$142,913,033	$142,914,621
Purchases of Shares			1,000,000	40,489,063	40,489,063
Redemption of Shares			(1,000,000)	(39,571,489)	(39,571,489)
Net Increase (Decrease) due to Share Transactions			—	917,574	917,574
Net Income (Loss)
Net Investment Income (Loss)		(3)		480,097	480,094
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(55)		(310,097)	(310,152)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		195		11,230,703	11,230,898
Net Income (Loss)		137		11,400,703	11,400,840
Net Change in Shareholders' Equity	—	137	—	12,318,277	12,318,414
Balance at June 30, 2019	40	$1,725	3,600,000	$155,231,310	$155,233,035

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$1,813	2,400,000	$108,767,446	$108,769,259
Purchases of Shares			1,200,000	57,504,950	57,504,950
Redemption of Shares			(800,000)	(39,895,570)	(39,895,570)
Net Increase (Decrease) due to Share Transactions			400,000	17,609,380	17,609,380
Net Income (Loss)
Net Investment Income (Loss)		2		168,132	168,134
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		217		15,560,260	15,560,477
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		102		7,280,299	7,280,401
Net Income (Loss)		321		23,008,691	23,009,012
Net Change in Shareholders' Equity	—	321	400,000	40,618,071	40,618,392
Balance at June 30, 2020	40	$2,134	2,800,000	$149,385,517	$149,387,651

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

Invesco DB Gold Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$23,009,012	$11,767,952
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(97,802,030)	(268,558,826)
Proceeds from securities sold and matured	138,000,000	212,940,554
Cost of affiliated investments purchased	(259,313,547)	(179,395,562)
Proceeds from affiliated investments sold	180,318,359	177,417,884
Net accretion of discount on United States Treasury Obligations	(443,561)	(1,416,470)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	1,179
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	58,729	(49,929)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(1,347,420)	(331,420)
Dividends from affiliates	4,878	(3,104)
Management fees	9,516	25,856
Brokerage commissions and fees	44	(3)
Net cash provided by (used in) operating activities	(17,506,020)	(47,601,889)
Cash flows from financing activities:
Proceeds from purchases of Shares	57,504,950	88,422,973
Redemption of Shares	(39,895,570)	(39,571,489)
Increase (decrease) in payable for amount due to custodian	—	(1,249,595)
Net cash provided by (used in) financing activities	17,609,380	47,601,889
Net change in cash	103,360	—
Cash at beginning of period	35,700	—
Cash at end of period	$139,060	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$2,922	$3,412

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues, changes in interest or currency rates, regional or global instability,

natural or environmental disasters, widespread disease or other public health issues, war, acts of terrorism or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.
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

No distributions were paid for the three and six months ended June 30, 2020 and 2019.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2020 and 2019, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2020 and 2019, respectively.
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

The Managing Owner waived fees of $41,296 and $60,823 for the three and six months ended June 30, 2020, respectively. The Managing Owner waived fees of $2,808 and $8,150 for the three and six months ended June 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$59,987,152	$—	$59,987,152
Money Market Mutual Fund	87,672,595	—	—	87,672,595
Total Investments in Securities	87,672,595	59,987,152	—	147,659,747
Other Investments - Assets (a)
Commodity Futures Contracts	17,381,312	—	—	17,381,312
Total Investments	$105,053,907	$59,987,152	$—	$165,041,059

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$99,770,815	$—	$99,770,815
Money Market Mutual Fund	8,706,882	—	—	8,706,882
Total Investments in Securities	8,706,882	99,770,815	—	108,477,697
Other Investments - Assets (a)
Commodity Futures Contracts	10,042,182	—	—	10,042,182
Total Investments	$18,749,064	$99,770,815	$—	$118,519,879

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$17,381,312	$—	$10,042,182	$—
(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,936,919	$(309,048)
	Net Change in Unrealized Gain (Loss)	17,572,751	11,192,406
Total		$19,509,670	$10,883,358

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$15,560,477	$2,667,298
	Net Change in Unrealized Gain (Loss)	7,339,130	8,022,538
Total		$22,899,607	$10,689,836

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Notional Value	$148,678,113	$125,897,435	$135,158,099	$125,898,856

Note 8 – Investments in Affiliates

The Invesco Treasury Collateral ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Treasury Collateral ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Treasury Collateral ETF is an affiliate of the Fund.

Invesco Premier U.S. Government Money Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$—	$17,486,475	$—	$(29,475)	$—	$17,457,000	$21,341
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	68,690,179	131,480,450	(129,955,034)	—	—	70,215,595	39,654
Total	$68,690,179	$148,966,925	$(129,955,034)	$(29,475)	$—	$87,672,595	$60,995

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$—	$17,486,475	$—	$(29,475)	$—	$17,457,000	$21,341
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	8,706,882	241,827,072	(180,318,359)	—	—	70,215,595	173,080
Total	$8,706,882	$259,313,547	$(180,318,359)	$(29,475)	$—	$87,672,595	$194,421

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$5,148,801	$32,279,702	$(28,095,642)	$—	$—	$9,332,861	$35,605

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$7,355,184	$179,395,561	$(177,417,884)	$—	$—	$9,332,861	$86,763

Note 9 - Share Purchases and Redemptions

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

Note 10 - Commitments and Contingencies

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$46.73	$39.70	$45.32	$39.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	6.65	3.25	7.97	3.38
Net investment income (loss) (a)	(0.03)	0.17	0.06	0.32
Net income (loss)	6.62	3.42	8.03	3.70
Net asset value per Share, end of period	$53.35	$43.12	$53.35	$43.12
Market value per Share, beginning of period (b)	$46.58	$39.68	$45.25	$39.52
Market value per Share, end of period (b)	$53.27	$43.12	$53.27	$43.12

Ratio to average Net Assets (c)
Net investment income (loss)	(0.22)%	1.65%	0.24%	1.63%
Expenses, after waivers	0.65%	0.75%	0.68%	0.75%
Expenses, prior to waivers	0.76%	0.76%	0.76%	0.77%
Total Return, at net asset value (d)	14.17%	8.61%	17.72%	9.39%
Total Return, at market value (d)	14.36%	8.67%	17.72%	9.11%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

     Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, is designed to disperse and mitigate the credit risk posed by any other one member. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $(17.5) million and $(47.6) million for the six months ended  June 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2020, $97.8 million was paid to purchase United States Treasury Obligations and $138.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2019, $268.6 million was paid to purchase United States Treasury Obligations and $212.9 million was received from sales and maturing United States Treasury Obligations. $180.3 million was received from sales of affiliated investments and $259.3 million was paid to purchase affiliated investments during the six months ended June 30, 2020. $177.4 million was received from sales of affiliated investments and $179.4 million was paid to purchase affiliated investments during the six months ended June 30, 2019.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $17.6 million and $47.6 million during the six months ended June 30, 2020 and 2019, respectively. This included $57.5 million and $88.4 million from Shares purchased by Authorized Participants and $39.9 million and $39.6 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2020 and 2019, respectively. There were no amounts due to the Custodian during the six months ended June 30, 2020. During the six months ended June 30, 2019, amount due to the Custodian decreased by $1.2 million.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and six months ended June 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY GOLD TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2020	2019	2020	2019
DB Gold Indices	14.36%	8.78%	17.97%	9.72%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $46.58 per Share to $53.27 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $46.86 per Share (+0.60%) on April 1, 2020 and a high of $53.27 per Share (+14.36%) on June 30, 2020. The total return for the Fund, on a market value basis, was +14.36%.

For the three months ended June 30, 2019, the NYSE Arca market value of each Share increased from $39.68 per Share to $43.12 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on  March 31, 2019 was as follows: Shares traded at a low of $38.99 per Share (-1.74%) on May 2, 2019, and a high of $43.46 per Share (+9.53%) on June 25, 2019. The total return for the Fund, on a market value basis, was +8.67%.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the NAV of each Share increased from $46.73 per Share to $53.35 per Share. Rising commodity futures contracts prices for gold futures contracts during the three months ended June 30, 2020 contributed to an overall

14.32% increase in the level of the Index and to a 14.36% increase in the level of the DBIQ-OY Gold TR™. The total return for the Fund, on a NAV value basis, was +14.17%.

Net income (loss) for the three months ended June 30, 2020 was $19.3 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $1.9 million, net change in unrealized gain (loss) of $17.5 million and net operating expenses of $0.2 million.

For the three months ended June 30, 2019, the NAV of each Share increased from $39.70 per Share to $43.12 per Share. Rising commodity futures contracts prices for gold futures contracts during the three months ended June 30, 2019 contributed to an overall 8.15% increase in the level of the Index and to a 8.78% increase in the level of the DBIQ-OY Gold TR™. The total return for the Fund, on a NAV value basis, was +8.61%.

Net income (loss) for the three months ended June 30, 2019 was $11.4 million, primarily resulting from $0.7 million of income, net realized gain (loss) of $(0.3) million, net change in unrealized gain (loss) of $11.2 million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

          For the six months ended June 30, 2020, the NYSE Arca market value of each Share increased from $45.25 per Share to $53.27 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on

December 31, 2019 was as follows: Shares traded at a low of $43.36 per Share (-4.17%) on March 19, 2020 and a high of $53.27 per

Share (+17.74%) on June 30, 2020. The total return for the Fund, on a market value basis, was +17.72%.

          For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased from $39.52 per Share to $43.12 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on

December 31, 2018 was as follows: Shares traded at a low of $38.99 per Share (-1.33%) on May 2, 2019, and a high of $43.46 per

Share (+9.98%) on June 25, 2019. The total return for the Fund, on a market value basis, was +9.11%.

Fund Share Net Asset Performance

          For the six months ended June 30, 2020, the NAV of each Share increased from $45.32 per Share to $53.35 per Share.

Rising commodity futures contracts prices for gold futures contracts during the six months ended June 30, 2020 contributed to an overall 17.59% increase in the level of the Index and to a 17.97% increase in the level of the DBIQ-OY Gold TR™. The total return for the Fund, on a NAV value basis, was +17.72%.

          Net income (loss) for the six months ended June 30, 2020 was $23.0 million, primarily resulting from $0.6 million of income,

net realized gain (loss) of $15.6 million, net change in unrealized gain (loss) of $7.3 million and net operating expenses of $0.5 million.

          For the six months ended June 30, 2019, the NAV of each Share increased from $39.42 per Share to $43.12 per Share.

Rising commodity futures contracts prices for gold futures contracts during the six months ended June 30, 2019 contributed to an overall 8.45% increase in the level of the Index and to a 9.72% increase in the level of the DBIQ-OY Gold TR™. The total return for the Fund, on a NAV value basis, was +9.39%.

          Net income (loss) for the six months ended June 30, 2019 was $11.8 million, primarily resulting from $1.5 million of income,

net realized gain (loss) of $2.7 million, net change in unrealized gain (loss) of $8.1 million and net operating expenses of $0.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2020.

				For the Six Months Ended
				June 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$149,387,651	0.99%	$3,432,700	10

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$108,769,259	0.60%	$1,510,960	15

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

The primary trading risk exposure of the Fund as of June 30, 2020 relating to the Index Commodity is as follows:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

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

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	—	$—
May 1, 2020 to May 31, 2020	200,000	51.52
June 1, 2020 to June 30, 2020	200,000	51.46
Total	400,000	$51.49
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Gold Fund— June 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Gold Fund— June 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Gold Fund— December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Gold Fund— For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended June 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended June 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund— For the Six Months Ended June 30, 2020 (Unaudited), (viii) the Statement of Changes in Invesco Shareholders’ Equity of Invesco DB Gold Fund— For the Six Months Ended June 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Gold Fund— For the Six Months Ended June 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Gold Fund— June 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Gold Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2020		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 6, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools