Form 10-K
period 2021-12-31
Invesco DB Gold Fund; Invesco DB Multi-Sector Commodity Trust
filed 2022-02-25
CIK 1383055, 1367306

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $96,976,000.

Number of Common Units of Beneficial Interest outstanding as of January 31, 2022: 1,500,000.

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation or depreciation of those  holdings,  the  Fund’s  performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on a day on which the appropriate exchange is open for business (an “Index Business Day”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund, except for any expenses resulting from gross negligence or willful misconduct.

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as a futures commission merchant (“FCM”) and is a member of the NFA in such capacity.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $6.00, $6.00 and $6.00 per round-turn trade1 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Shareholders are afforded certain rights for reparations under the Commodity Exchange Act. Shareholders may also be able to maintain a private right of action for certain violations of the Commodity Exchange Act. The CFTC has adopted rules implementing the reparation provisions of the Commodity Exchange Act which provide that any person may file a complaint for a reparations award with the CFTC for violation of the Commodity Exchange Act against a floor broker, FCM, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the Commodity Exchange Act, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for derivatives professionals. NFA members are subject to NFA standards relating to fair trade practices, market integrity, and consumer protection. As the self-regulatory body of the derivatives industry, the NFA promulgates rules governing the conduct of derivatives professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, FCMs, introducing brokers, and swap dealers, among others, and their respective associated persons, as applicable, and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

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

Summary of Risk Factors

•The novel coronavirus (“COVID-19”) has disrupted the global economy, causing high unemployment rates, illnesses and deaths, travel restrictions, and government emergency actions. The ongoing effects of COVID-19 are unpredictable and may result in significant and prolonged effects on the Fund’s performance.

•Past performance is not necessarily indicative of future results; all or substantially all of an investment in the Fund could be lost.

•The Fund’s trading of futures contracts takes place in very volatile markets.

•The Fund is subject to fees and expenses in the aggregate amount of approximately 0.77% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income, exceed such fees and expenses.

•The Fund is subject to position limits imposed by the CFTC and/or futures exchange rules. If the Fund were to reach a position limit, its ability to issue new Creation Units or to reinvest income in additional futures contracts may be impaired or limited. This may adversely affect the correlation between the market price of the Shares and the NAV of the Fund, which could result in Shares trading at a premium or discount to the NAV of the Fund.

•There can be no assurance that the Fund will achieve profits or avoid losses, significant or otherwise.

•Performance of the Fund may not track the Index during particular periods or over the long term. Such tracking error may cause the Fund to outperform or underperform the Index.

•Disruptions in the ability to create or redeem Creation Units may adversely affect investors.

•Certain potential conflicts of interest exist between the Managing Owner, the Commodity Broker (as defined herein) and their affiliates and the Fund’s shareholders (“Shareholders”). Although the Managing Owner attempts to monitor for conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that the conflicts will not, in fact, result in adverse consequences to the Fund and the Shareholders.

•The Fund’s NAV may not always correspond to the market price of the Shares and, as a result, Shares may trade at prices greater than NAV (at a premium), at NAV, or less than NAV (at a discount).

•Shareholders will be subject to taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions.

Market Risks

Risk that the COVID-19 Pandemic Will Cause Continued Economic Turmoil.

          An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

         The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, as well as the effectiveness and timing of distribution of vaccines, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

          This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak continues to evolve, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Fund’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Contracts and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca (the exchange on which the Shares trade) and the exchanges on which the Index Contracts are traded. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (Eastern time), liquidity in the markets for the Index Contracts is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these gaps in market trading hours.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 14.28%.  Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s annual volatility since inception.

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

The financial crisis of 2008-2009 and associated regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), are generally considered to have contributed to less credit being available to financial market participants. This is particularly the case for credit extended by banks and other traditional lending sources. The Fund does not borrow from lenders for the purpose of pursuing its investment objective. Nonetheless, restrictions on the availability of credit may adversely affect investors who borrow to purchase Shares and participants in the markets for financial instruments in which the Fund trades, including futures markets. Limitations on the availability of credit, whether in stressed market conditions or otherwise, may have a material adverse effect on investors and financial market participants, which in turn could affect the Fund’s ability to pursue its investment objective. Among other things, fewer prospective investors may adversely affect the Fund’s asset levels, and fewer financial market participants may reduce liquidity and adversely affect pricing for the financial instruments that the Fund seeks to trade.

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

Fluctuations in the Price of Assets Held by the Fund Could Have a Materially Adverse Effect on the Value of an Investment in Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index, over time, through the Fund’s portfolio of exchange-traded Index Contracts. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Commodity may fluctuate widely. Several factors may affect the price of the Index Commodity, including, but not limited to:

•

Global supply and demand of the Index Commodity, which may be influenced by such factors as forward selling by the commodity’s producers, purchases made by the commodity’s producers to unwind their hedge positions and production and cost levels in the major markets of the Index Commodity;

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

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced occasionally have been unusually long and have lasted for multi-year drawdown periods.

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

The Index is composed of one Index Commodity, which is subject to position limits imposed by the rules of futures exchanges on which Index Contracts are traded. The CFTC amended its position limits rules in October 2020. Pursuant to the amended rules, federal position limits will apply to 25 physical delivery commodity futures contracts and options thereon, as well as to referenced contracts, including swaps that are economically equivalent to such contracts and to futures and options thereon that are directly or indirectly linked to the price of such contracts or to the same commodity underlying such contracts (e.g., cash-settled look-a-like futures), subject to a phased-in compliance period.  Under the amended framework, position limits (i) for 25 core referenced futures contracts (including corn, oats, wheat, soybean, soybean meal, soybean oil, cotton, live cattle, rough rice, cocoa, coffee, frozen orange juice concentrate, sugar, gold, silver, copper, platinum, palladium, natural gas, crude oil, heating oil, and RBOB gasoline) are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. The  amended  position  limits  rules  include  in  the  position  limits  regime  certain  contracts offered  by  a  foreign  board  of  trade  (“FBOT”),  requiring  market  participants  to  include  their  positions  in referenced  contracts  that  are  executed  on  or  subject  to  the  rules  of  an  FBOT  if  the  positions  are  held  in referenced  contracts  that  settle  to  (“linked  to”)  a  referenced  contract  on  a  designated  contract  market, and the FBOT allows direct access to its trading system for participants located in the United States.

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

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

The Commodity Exchange Act requires an FCM to segregate all funds received from customers from such FCM’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker.

The Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from a clearing member’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. In the event of a default of the clearing FCM’s other clients or the clearing FCM’s failure to extend its own funds in connection with any such default, a customer may not be able to recover the full amount of assets deposited by the clearing FCM with the clearing organization on the customer’s behalf.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires FCMs, like the Commodity Broker, to implement and evaluate from time-to-time risk-based limits on futures position and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

Regulatory Changes or Actions May Alter the Operations and Profitability of the Fund.

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

The Fund is a partnership, which is generally not subject to U.S. federal income taxes. Rather, the partnership's taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them.  The Fund is subject to partnership audit rules in Subchapter C of Chapter 63 of the Code (the “Centralized Partnership Audit Regime”).  Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level, and if the IRS determines an adjustment, the default rule is that the Fund would pay an “imputed underpayment” including interest and penalties, if applicable.  The Fund may instead elect to make a “push-out” election, in which case the shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

No Deduction for Qualified Publicly Traded Partnership Income.

          For taxable years beginning before January 1, 2026, there is a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(4) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable in determining taxable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because, as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

Other Risks

An Insolvency Resulting from Another Series in the Trust or the Trust Itself May Have a Material Adverse Effect On the Fund.

The Fund is a series of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of the Fund are separate from the assets and liabilities of the other series of the Trust, as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of another series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in Federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from another series in the Trust or the Trust itself may have a material adverse effect on the Fund.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor and the Distributor. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

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

Because the Managing Owner and the Distributor are affiliates, the Managing Owner has a disincentive to replace the Distributor. Furthermore, the Managing Owner did not conduct an arm’s length negotiation when it retained the Distributor.

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

Holders

As of January 31, 2022, the Fund had 65 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2021 to October 31, 2021	200,000	$51.18
November 1, 2021 to November 30, 2021	—	—
December 1, 2021 to December 31, 2021	—	—
Total	200,000	$51.18
ITEM 6.	RESERVED

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Information” above.

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

The Fund has not reached position limits with respect to the 2021 and 2020 reporting periods.

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

The Commodity Broker, when acting as the Fund’s FCM in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities futures trading. A significant portion of the NAV is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The percentage that United

States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Fund does not have any material cash requirements as of the end of the latest fiscal period. The Fund is unaware of any known material trends, favorable or unfavorable, in the Fund’s capital resources.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $23.4 million and $30.6 million for the years ended December 31, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise) for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2021, $50.0 million was paid to purchase United States Treasury Obligations and $76.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2020, $205.8 million was paid to purchase United States Treasury Obligations and $263.0 million was received from sales and maturing United States Treasury Obligations. $167.7 million was received from sales of affiliated investments and $162.0 million was paid to purchase affiliated investments during the year ended December 31, 2021. $422.0 million was received from sales of affiliated investments and $474.5 million was paid to purchase affiliated investments during the year ended December 31, 2020.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(24.0) million and $(30.1) million during the years ended December 31, 2021 and 2020, respectively. This included $32.5 million and $80.4 million from the sale of Shares to Authorized Participants and $56.5 million and $110.5 million from the redemption of Shares to Authorized Participants during the years ended December 31, 2021 and 2020, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

DGL - For the Year Ended December 31, 2021
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Percentage Change
12/31/2020
12/31/2021
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
Market
DBIQ Opt Yield Gold Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2021 and 2020. For performance discussion related to the year ended December 31, 2019, see the annual report for the year ended December 31, 2019 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2021 and 2020” below provides an overview of the changes in the closing levels of DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2021 and 2020

	AGGREGATE RETURNS
	Years Ended December 31,
Underlying Index	2021	2020
DB Gold Indices	(4.46)%	22.40%

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Fund Share Price Performance

For the year ended December 31, 2021, the NYSE Arca market value of each Share decreased from $55.35 per Share to $52.35 per Share. The Share price low and high for the year ended December 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $48.61 per Share (-12.18%) on March 30, 2021, and a high of $56.79 per Share (+2.59%) on January 5, 2021. No distributions were paid to Shareholders during the year ended December 31, 2021. Therefore, the total return for the Fund on a market value basis was -5.42%.

The outlier for commodities in 2021 was precious metals, with front month gold futures posting their largest annual decline since 2015. Headwinds from rapidly rising interest rates, strong performance from risk assets and fading haven-demand, as the pandemic was gradually pushed into the rear-view mirror, outweighed support from surging inflation. Continued recovery in the U.S. dollar and the Federal Reserve’s growing hawkish tilt, in the second half of the year, also made precious metals less appealing to hold.

For the year ended December 31, 2020, the NYSE Arca market value of each Share increased from $45.25 per Share to $55.35 per Share. The Share price low and high for the year ended December 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $43.36 per Share (-4.17%) on March 19, 2020, and a high of $60.78 per Share (+34.32%) on August 6, 2020. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a market value basis was +22.32%.

2020 marked the best year for gold in a decade, with the commodity posting an annual return of nearly 25% and hitting an all-time high in August, before retreating to end the year. Prices were supported by plunging global interest rates resulting from unprecedented global monetary and fiscal policies and rising safe haven demand in the face of high uncertainty over the course and duration of the unfolding global economic recession.

Fund Share Net Asset Performance

For the year ended December 31, 2021, the NAV of each Share decreased from $55.15 per Share to $52.30 per Share. Falling prices in the price of gold futures contracts during the year ended December 31, 2021 contributed to an overall 4.49% decrease in the level of the Index and a 4.46% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the year ended December 31, 2021. Therefore, the total return for the Fund on a NAV basis was -5.19%.

Net income (loss) for the year ended December 31, 2021 was $(7.6) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $5.2 million, net change in unrealized gain (loss) of $(12.2) million and net operating expenses of $0.6 million.

For the year ended December 31, 2020, the NAV of each Share increased from $45.32 per Share to $55.15 per Share. Rising prices in the price of gold futures contracts during the year ended December 31, 2020 contributed to an overall 21.94% increase in the level of the Index and a 22.40% increase in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a NAV basis was +21.69%.

Net income (loss) for the year ended December 31, 2020 was $26.1 million, primarily resulting from $0.7 million of income, net realized gain (loss) of $25.7 million, net change in unrealized gain (loss) of $0.7 million and net operating expenses of $1.0 million.

Critical Accounting Estimates

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

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund’s financial condition, used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$73,226,829	0.78%	$1,330,219	16

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$104,800,011	1.11%	$2,720,621	22

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

The following were the primary trading risk exposures of the Fund as of December 31, 2021:

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2021.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 31 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB Multi-Sector Commodity Trust) and Shareholders of Invesco DB Gold Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Gold Fund (one of the funds constituting Invesco DB Multi-Sector Commodity Trust, hereafter referred to as the “Fund”) as of December 31, 2021 and 2020, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 24, 2022

We have served as the Fund’s auditor since 2013.

Invesco DB Gold Fund

Statements of Financial Condition

December 31, 2021 and 2020

	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $16,998,335 and $42,990,612, respectively)	$16,998,245	$42,992,257
Affiliated investments, at value (cost $55,516,603 and $61,256,629, respectively)	55,491,753	61,205,704
Other investments:
Variation margin receivable- Commodity Futures Contracts	581,450	94,010
Cash held by custodian	—	580,650
Receivable for:
Cash due from Broker	204,510	—
Dividends from affiliates	1,018	902
Total assets	$73,276,976	$104,873,523
Liabilities
Payable for:
Management fee	$45,146	$68,707
Brokerage commissions and fees	5,001	4,805
Total liabilities	50,147	73,512
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,092	2,206
Shareholders' equity—Shares	73,224,737	104,797,805
Total shareholders' equity	73,226,829	104,800,011
Total liabilities and equity	$73,276,976	$104,873,523
General Shares outstanding	40	40
Shares outstanding	1,400,000	1,900,000
Net asset value per share	$52.30	$55.16
Market value per share	$52.35	$55.35

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

December 31, 2021

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.055% due January 27, 2022 (b)	9.55%	$6,999,895	$7,000,000
U.S. Treasury Bills, 0.070% due March 10, 2022 (b)	4.10	2,999,794	3,000,000
U.S. Treasury Bills, 0.060% due April 21, 2022 (b)	9.56	6,998,556	7,000,000
Total United States Treasury Obligations (cost $16,998,335)	23.21%	$16,998,245
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $7,418,600)(c)	10.10%	$7,393,750	70,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $48,098,003)(c)(d)	65.68	48,098,003	48,098,003
Total Affiliated Investments (cost $55,516,603)	75.78%	55,491,753
Total Investments in Securities (cost $72,514,938)	98.99%	$72,489,998

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $16,997,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	401	February- 2022	$73,326,860	$(1,383,002)	$(1,383,002)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Gold Fund

Statements of Income and Expenses

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Income
Interest Income	$15,727	$477,497	$2,904,288
Dividends from Affiliates	14,539	222,318	200,329
Total Income	30,266	699,815	3,104,617
Expenses
Management Fee	654,965	1,115,655	1,081,702
Brokerage Commissions and Fees	4,839	6,960	9,593
Interest Expense	1,421	4,420	8,188
Total Expenses	661,225	1,127,035	1,099,483
Less: Waivers	(18,286)	(121,862)	(20,041)
Net Expenses	642,939	1,005,173	1,079,442
Net Investment Income (Loss)	(612,673)	(305,358)	2,025,175
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	1,194	17,347
Affiliated Investments	(28,706)	—	—
Capital gain distributions from Affiliated Investments	1,254	7,156	—
Commodity Futures Contracts	5,234,331	25,727,392	11,629,071
Net Realized Gain (Loss)	5,206,879	25,735,742	11,646,418
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,735)	(26,953)	36,642
Affiliated Investments	26,075	(50,925)	—
Commodity Futures Contracts	(12,190,639)	765,455	7,513,964
Net Change in Unrealized Gain (Loss)	(12,166,299)	687,577	7,550,606
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(6,959,420)	26,423,319	19,197,024
Net Income (Loss)	$(7,572,093)	$26,117,961	$21,222,199

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2021

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	2,206	1,900,000	$104,797,805	$104,800,011
Purchases of Shares			600,000	32,485,462	32,485,462
Redemption of Shares			(1,100,000)	(56,486,551)	(56,486,551)
Net Increase (Decrease) due to Share Transactions			(500,000)	(24,001,089)	(24,001,089)
Net Income (Loss)
Net Investment Income (Loss)		(9)		(612,664)	(612,673)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		78		5,206,801	5,206,879
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(183)		(12,166,116)	(12,166,299)
Net Income (Loss)		(114)		(7,571,979)	(7,572,093)
Net Change in Shareholders' Equity	—	(114)	(500,000)	(31,573,068)	(31,573,182)
Balance at December 31, 2021	40	$2,092	1,400,000	$73,224,737	$73,226,829

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

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2019

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$1,577	2,400,000	$94,612,022	$94,613,599
Sale of Shares			2,800,000	115,635,042	115,635,042
Redemption of Shares			(2,800,000)	(120,636,059)	(120,636,059)
Net Increase (Decrease) due to Share Transactions			—	(5,001,017)	(5,001,017)
Return of Capital Distributions		(34)		(2,065,488)	(2,065,522)
Net Income (Loss)
Net Investment Income (Loss)		34		2,025,141	2,025,175
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		143		11,646,275	11,646,418
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		93		7,550,513	7,550,606
Net Income (Loss)		270		21,221,929	21,222,199
Net Change in Shareholders' Equity	—	236	—	14,155,424	14,155,660
Balance at December 31, 2019	40	$1,813	2,400,000	$108,767,446	$108,769,259

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(7,572,093)	$26,117,961	$21,222,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(49,991,996)	(205,769,962)	(541,102,329)
Proceeds from securities sold and matured	76,000,000	262,998,564	532,969,498
Cost of affiliated investments purchased	(161,993,388)	(474,525,125)	(430,646,238)
Proceeds from affiliated investments sold	167,704,708	421,975,378	429,294,540
Net accretion of discount on United States Treasury Obligations	(15,727)	(475,803)	(2,896,609)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	28,706	(1,194)	(17,347)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(24,340)	77,878	(36,642)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(487,440)	227,290	(446,760)
Cash due from broker	(204,510)	—	—
Dividends from affiliates	(116)	9,469	2,288
Management fees	(23,561)	(2,146)	9,279
Brokerage commissions and fees	196	(151)	(45)
Net cash provided by (used in) operating activities	23,420,439	30,632,159	8,351,834
Cash flows from financing activities:
Distributions paid to shareholders	—	—	(2,065,522)
Proceeds from purchases of Shares	32,485,462	80,418,993	115,635,042
Redemption of Shares	(56,486,551)	(110,506,202)	(120,636,059)
Increase (decrease) in payable for amount due to custodian	—	—	(1,249,595)
Net cash provided by (used in) financing activities	(24,001,089)	(30,087,209)	(8,316,134)
Net change in cash	(580,650)	544,950	35,700
Cash at beginning of period	580,650	35,700	—
Cash at end of period	$—	$580,650	$35,700
Supplemental disclosure of cash flow information
Cash paid for interest	$1,421	$4,420	$8,188

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Notes to Financial Statements

December 31, 2021

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2021, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to shareholders. No distributions were paid for the years ended December 31, 2021 and 2020.    .

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2021	2020	2019
Distributions per General Share	$—	$—	$0.86062
Distributions per Share	$—	$—	$0.86062
Distributions paid to General Shares	$—	$—	$34
Distributions paid to Shares	$—	$—	$2,065,488

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2021, 2020 and 2019, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00, $6.00 and $6.00 per round-turn trade during the years ended December 31, 2021, 2020 and 2019, respectively.
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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The

Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $18,286, $121,862 and $20,041 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as an FCM and is a member of the NFA in such capacity.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2021 and 2020.

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

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$16,998,245	$—	$16,998,245
Exchange-Traded Fund	7,393,750	—	—	7,393,750
Money Market Mutual Fund	48,098,003	—	—	48,098,003
Total Investments in Securities	55,491,753	16,998,245	—	72,489,998
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,383,002)	—	—	(1,383,002)
Total Investments	$54,108,751	$16,998,245	$—	$71,106,996

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$42,992,257	$—	$42,992,257
Exchange-Traded Fund	17,435,550	—	—	17,435,550
Money Market Mutual Fund	43,770,154	—	—	43,770,154
Total Investments in Securities	61,205,704	42,992,257	—	104,197,961
Other Investments - Assets (a)
Commodity Futures Contracts	10,807,637	—	—	10,807,637
Total Investments	$72,013,341	$42,992,257	$—	$115,005,598

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(1,383,002)	$10,807,637	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2021 and December 31, 2020 Statements of Financial Condition

       The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$5,234,331	$25,727,392	$11,629,071
	Net Change in Unrealized Gain (Loss)	(12,190,639)	765,455	7,513,964
Total		$(6,956,308)	$26,492,847	$19,143,035

The table below summarizes the average monthly notional value of futures contracts outstanding during the period.

	For the Years Ended
	December 31,
	2021	2020	2019
Average Notional Value	$87,478,610	$144,756,248	$140,631,629

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2021.
	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$17,435,550	$—	$(10,039,169)	$26,075	$(27,452)		$7,393,750	$2,762
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	43,770,154	161,993,388	(157,665,539)	—	—		48,098,003	11,777
Total	$61,205,704	$161,993,388	$(167,704,708)	$26,075	$(27,452)	(a)	$55,491,753	$14,539

(a)Includes $1,254 of capital gains distributions from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2020.
	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$—	$17,486,475	$—	$(50,925)	$7,156		$17,435,550	$41,224
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	145,558,750	(101,788,596)	—	—		43,770,154	2,788
Invesco Premier U.S. Government Money Portfolio, Institutional Class	8,706,882	311,479,900	(320,186,782)	—	—		—	178,306
Total	$8,706,882	$474,525,125	$(421,975,378)	$(50,925)	$7,156	(a)	$61,205,704	$222,318

(a)Includes $7,156 of capital gains distributions from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31,

2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$7,355,184	$430,646,238	$(429,294,540)	$—	$—	$8,706,882	$200,329

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2021, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2021	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$55.16	$45.32	$39.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.50)	9.95	6.16
Net investment income (loss) (b)	(0.36)	(0.11)	0.60
Net income (loss)	(2.86)	9.84	6.76
Less:
Return of capital distributions	—	—	(0.86)
Net asset value per Share, end of period	$52.30	$55.16	$45.32
Market value per Share, beginning of period (c)	$55.35	$45.25	$39.52
Market value per Share, end of period (c)	$52.35	$55.35	$45.25

Ratio to average Net Assets
Net investment income (loss)	(0.70)%	(0.21)%	1.40%
Expenses, after waivers	0.74%	0.68%	0.75%
Expenses, prior to waivers	0.76%	0.76%	0.76%
Total Return, at net asset value (d)	(5.19)%	21.69%	17.20%
Total Return, at market value (d)	(5.42)%	22.32%	16.72%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 30 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 31 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2021, the board of managers and principal officers of the Managing Owner are as follows:

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

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia and Messrs. Krugman and Zerr.

The Board of Managers has established an Audit Committee with the following members: Ms. Paglia and Messrs. Krugman and Zerr.  The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund's financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund's independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Anna Paglia (47) has been Chief Executive Officer of the Managing Owner since June 2020. In this role, she has general oversight responsibilities for all of the Managing Owner’s business. Ms. Paglia has been a Member of the Board of Managers of the Managing Owner since June 2020. Additionally, Ms. Paglia is a Managing Director and Global Head of ETFs and Indexed Strategies of Invesco Ltd., a position in which she first began serving in June 2020. In these roles she is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Ms. Paglia also is responsible for managing the operations of the Invesco Funds. Previously, Ms. Paglia was Head of Legal, US ETFs at Invesco, beginning in September 2010. In that role, she was responsible for the registration and listing of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert and resource to the US ETF Board and personnel of the Managing Owner and providing day-to-day support to the Managing Owner. In addition, she was a team leader for, and provided legal support to, Invesco’s unit investment trusts. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master’s degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York. Ms. Paglia was listed as a principal of the Managing Owner on June 11, 2020.

Peter Hubbard (41) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (44) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd's executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations

from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Annette Lege (52) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (51) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (45) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (59) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018. Prior to his current position, Mr.Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from

Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (43) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts.  In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University.  He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

For the year ended December 31, 2021, the Fund incurred Management Fees of $654,965 of which $609,819 had been paid at December 31, 2021. Management Fees of $45,146 were unpaid at December 31, 2021 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2021, the Fund incurred brokerage commissions of $4,839 at December 31, 2021. Brokerage commissions of $5,001 were unpaid at December 31, 2021 and are reported as a liability on the Statements of Financial Condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2022 as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2021 and 2020.

	Fiscal Years Ended December 31,
	2021	2020
Audit Fees	$78,660	$78,660
Audit-Related Fees (1)	7,500	—
Tax Fees (2)	28,160	21,984
All Other Fees	—	—
Total	$114,320	$100,644

(1)	Audit-Related Fees for the fiscal year ended December 31, 2021 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for the fiscal years ended December 31, 2021 and 2020 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Customer Agreement [6]

10.2	Form of Administration Agreement [7]

10.3	Form of Global Custody Agreement [7]

10.4	Form of Transfer Agency and Service Agreement [8]

10.5	Distribution Services Agreement [9]

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Gold Fund—December 31, 2021 and December 31, 2020, (ii) the Schedule of Investments of Invesco DB Gold Fund— December 31, 2021, (iii) the Schedule of Investments of Invesco DB Gold Fund— December 31, 2020, (iv) the Statements of Income and Expenses of Invesco DB Gold Fund—Years Ended December 31, 2021, 2020 and 2019, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—Year Ended December 31, 2021, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—Year Ended December 31, 2020, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund— Year Ended December 31, 2019, (viii) the Statements of Cash Flows of Invesco DB Gold Fund—Years Ended December 31, 2021, 2020 and 2019, and (ix) Notes to Financial Statements of Invesco DB Gold Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 10-Q on November 6, 2020 and incorporated herein by reference.

5        Previously filed as an exhibit to Form 10-K on February 28, 2020 and incorporated herein by reference

6	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.

8        Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on December 14, 2006 and incorporated herein by reference.

9        Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Gold Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 24, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 24, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 24, 2022

/s/ JOHN ZERR John Zerr	Manager	February 24, 2022
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.