Form 10-Q
period 2022-03-31
Invesco DB Gold Fund; Invesco DB Multi-Sector Commodity Trust
filed 2022-05-06
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of outstanding Shares as of March 31, 2022: 1,300,000

i

INVESCO DB GOLD FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2022

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Gold Fund

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $21,989,179 and $16,998,335, respectively)	$21,983,128	$16,998,245
Affiliated investments, at value (cost $49,750,651 and $55,516,603, respectively)	49,720,551	55,491,753
Other investments:
Variation margin receivable- Commodity Futures Contracts	555,000	581,450
Receivable for:
Cash due from Broker	—	204,510
Dividends from affiliates	5,434	1,018
Total assets	$72,264,113	$73,276,976
Liabilities
Payable for:
Management fees	$48,304	$45,146
Brokerage commissions and fees	4,898	5,001
Total liabilities	53,202	50,147
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,222	2,092
Shareholders' equity—Shares	72,208,689	73,224,737
Total shareholders' equity	72,210,911	73,226,829
Total liabilities and equity	$72,264,113	$73,276,976
General Shares outstanding	40	40
Shares outstanding	1,300,000	1,400,000
Net asset value per share	$55.55	$52.30
Market value per share	$55.24	$52.35

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

March 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.170% due April 21, 2022 (b)	9.70%	$6,999,524	$7,000,000
U.S. Treasury Bills, 0.190% due April 28, 2022 (b)	6.92	4,999,512	5,000,000
U.S. Treasury Bills, 0.380% due June 9, 2022	6.92	4,996,425	5,000,000
U.S. Treasury Bills, 0.380% due July 28, 2022 (b)	6.91	4,987,667	5,000,000
Total United States Treasury Obligations (cost $21,989,179)	30.45%	$21,983,128
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $7,418,600)(c)	10.23%	$7,388,500	70,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.25% (cost $42,332,051)(c)(d)	58.62	42,332,051	42,332,051
Total Affiliated Investments (cost $49,750,651)	68.85%	$49,720,551
Total Investments in Securities (cost $71,739,830)	99.30%	$71,703,679

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $16,986,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)          The rate shown is the 7-day SEC standardized yield as of March 31, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	370	May- 2022	$72,190,700	$(1,045,260)	$(1,045,260)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

December 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.055% due January 27, 2022 (b)	9.55%	$6,999,895	$7,000,000
U.S. Treasury Bills, 0.070% due March 10, 2022 (b)	4.10	2,999,794	3,000,000
U.S. Treasury Bills, 0.060% due April 21, 2022 (b)	9.56	6,998,556	7,000,000
Total United States Treasury Obligations (cost $16,998,245)	23.21%	$16,998,245
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF ($7,418,600)(c)	10.10%	$7,393,750	70,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $48,098,003)(c)(d)	65.68	48,098,003	48,098,003
Total Affiliated Investments (cost $55,516,603)	75.78%	$55,491,753
Total Investments in Securities (cost $72,514,938)	98.99%	$72,489,998

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $16,997,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	401	February- 2022	$73,326,860	$(1,383,002)	$(1,383,002)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Income
Interest Income	$7,655	$8,131
Dividends from Affiliates	7,946	5,897
Total Income	15,601	14,028
Expenses
Management Fees	139,314	187,367
Brokerage Commissions and Fees	7,147	3,828
Interest Expense	683	597
Total Expenses	147,144	191,792
Less: Waivers	(1,961)	(12,532)
Net Expenses	145,183	179,260
Net Investment Income (Loss)	(129,582)	(165,232)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	4,474,491	8,670,535
Net Realized Gain (Loss)	4,474,491	8,670,535
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(5,961)	(486)
Affiliated Investments	(5,250)	2,475
Commodity Futures Contracts	337,742	(19,994,983)
Net Change in Unrealized Gain (Loss)	326,531	(19,992,994)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	4,801,022	(11,322,459)
Net Income (Loss)	$4,671,440	$(11,487,691)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$2,092	1,400,000	$73,224,737	$73,226,829
Purchases of Shares			100,000	5,099,531	5,099,531
Redemption of Shares			(200,000)	(10,786,889)	(10,786,889)
Net Increase (Decrease) due to Share Transactions			(100,000)	(5,687,358)	(5,687,358)
Net Income (Loss)
Net Investment Income (Loss)		(4)		(129,578)	(129,582)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		125		4,474,366	4,474,491
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		9		326,522	326,531
Net Income (Loss)		130		4,671,310	4,671,440
Net Change in Shareholders' Equity	—	130	(100,000)	(1,016,048)	(1,015,918)
Balance at March 31, 2022	40	$2,222	1,300,000	$72,208,689	$72,210,911

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

Invesco DB Gold Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$4,671,440	$(11,487,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(14,983,189)	—
Proceeds from securities sold and matured	10,000,000	12,999,999
Cost of affiliated investments purchased	(34,816,309)	(43,927,991)
Proceeds from affiliated investments sold	40,582,261	42,575,794
Net accretion of discount on United States Treasury Obligations	(7,655)	(8,131)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	11,211	(1,989)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	26,450	(1,522,150)
Dividends from affiliates	(4,416)	(89)
Management fees	3,158	(14,538)
Brokerage commissions and fees	(103)	111
Due from broker	204,510	—
Net cash provided by (used in) operating activities	5,687,358	(1,386,675)
Cash flows from financing activities:
Proceeds from purchases of Shares	5,099,531	16,243,801
Redemption of Shares	(10,786,889)	(15,437,776)
Net cash provided by (used in) financing activities	(5,687,358)	806,025
Net change in cash	—	(580,650)
Cash at beginning of period	—	580,650
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$683	$597

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three months ended March 31, 2022 and 2021.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2022 and 2021, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three months ended March 31, 2022 and 2021, respectively.
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

The Managing Owner waived fees of $1,961 and $12,532 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$21,983,128	$—	$21,983,128
Exchange-Traded Fund	7,388,500	—	—	7,388,500
Money Market Mutual Fund	42,332,051	—	—	42,332,051
Total Investments in Securities	49,720,551	21,983,128	—	71,703,679
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,045,260)	—	—	(1,045,260)
Total Investments	$48,675,291	$21,983,128	$—	$70,658,419

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$16,998,245	$—	$16,998,245
Exchange-Traded Fund	7,393,750	—	—	7,393,750
Money Market Mutual Fund	48,098,003	—	—	48,098,003
Total Investments in Securities	55,491,753	16,998,245	—	72,489,998
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,383,002)	—	—	(1,383,002)
Total Investments	$54,108,751	$16,998,245	$—	$71,106,996

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(1,045,260)	$—	$(1,383,002)
(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$4,474,491	$8,670,535
	Net Change in Unrealized Gain (Loss)	337,742	(19,994,983)
Total		$4,812,233	$(11,324,448)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2022	2021
Average Notional Value	$74,556,073	$101,556,278

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

Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$7,393,750	$—	$—	$(5,250)	$—	$7,388,500	$445
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	48,098,003	34,816,309	(40,582,261)	—	—	42,332,051	7,501
Total	$55,491,753	$34,816,309	$(40,582,261)	$(5,250)	$—	$49,720,551	$7,946

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$17,435,550	$—	$—	$2,475	$—	$17,438,025	$2,594
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	43,770,154	43,927,991	(42,575,794)	—	—	45,122,351	3,303
Total	$61,205,704	$43,927,991	$(42,575,794)	$2,475	$—	$62,560,376	$5,897

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$52.30	$55.16
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	3.34	(5.54)
Net investment income (loss) (b)	(0.09)	(0.09)
Net income (loss)	3.25	(5.63)
Net asset value per Share, end of period	$55.55	$49.53
Market value per Share, beginning of period (c)	$52.35	$55.35
Market value per Share, end of period (c)	$55.24	$49.34

Ratio to average Net Assets (d)
Net investment income (loss)	(0.70)%	(0.66)%
Expenses, after waivers	0.78%	0.72%
Expenses, prior to waivers	0.79%	0.77%
Total Return, at net asset value (e)	6.21%	(10.21)%
Total Return, at market value (e)	5.52%	(10.86)%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “offbalance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, the values of which are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $5.7 million and $(1.4) million for the three months ended  March 31, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2022, $15.0 million was paid to purchase United States Treasury Obligations and $10.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2021, $0 million was paid to purchase United States Treasury Obligations and $13.0 million was received from sales and maturing United States Treasury Obligations. $40.6 million was received from sales of affiliated investments and $34.8 million was paid to purchase affiliated investments during the three months ended March 31, 2022. $42.6 million was received from sales of affiliated investments and $43.9 million was paid to purchase affiliated investments during the three months ended March 31, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(5.7) million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively. This included $5.1 million and $16.2 million from Shares purchased by Authorized Participants and $10.8 million and $15.4 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD GOLD INDEX ER

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

DGL - For the Three Months Ended March 31, 2022
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2021
3/31/2022
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

Performance Summary

This Report covers the three months ended March 31, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY GOLD TR™
	Three Months Ended
	March 31,
Underlying Index	2022	2021
DB Gold Indices	6.49%	(10.03)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

     Fund Share Price Performance

For the three months ended March 31, 2022, the NYSE Arca market value of each Share increased from $52.35 per Share to $55.24 per Share. The Share price low and high for the three months ended March 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $51.06 per Share (-2.46%) on January 28, 2022 and a high of $58.66 per Share (+12.04%) on March 8, 2022. The total return for the Fund on a market value basis was +5.52%.

In the first quarter of the year, gold prices were supported by rising safe haven and inflation hedging demand. Heightened tensions leading up to Russia’s invasion of Ukraine led investors to turn to the metal for geopolitical cover, with gold-backed ETF holdings rising over 8%, the largest quarterly gain since early 2020 when COVID-19 threw the market into turmoil. Inflation also continued its upward trajectory, topping previous 40-year highs as the ongoing war further strained the supply of goods.

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

Gold prices had a rough start to 2021, with the Fund posting its largest quarterly decline since 2016 of over 10%. As light seemed to be appearing at the end of the COVID-19 tunnel, with vaccine optimism growing and lockdown restrictions starting to ease, headwinds from positive performance in risk assets and fading haven-demand outweighed support from rising inflation.

     Fund Share Net Asset Performance

For the three months ended March 31, 2022, the NAV of each Share increased from $52.30 per Share to $55.55 per Share. Rising commodity futures contracts prices for gold during the three months ended March 31, 2022 contributed to an overall 6.41% increase in the level of the Index and to a 6.49% increase in the level of the DBIQ-OY Gold TR™. The total return for the Fund on a NAV value basis was +6.21%.

Net income (loss) for the three months ended March 31, 2022 was $4.7 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $4.5 million, net change in unrealized gain (loss) of $0.3 million and net operating expenses of 0.1 million.

For the three months ended March 31, 2021, the NAV of each Share decreased from $55.15 per Share to $49.53 per Share. Falling commodity futures contracts prices for gold during the three months ended March 31, 2021 contributed to an overall 10.04% decrease in the level of the Index and to a 10.03% decrease in the level of the DBIQ-OY Gold TR™. The total return for the Fund on a NAV value basis was -10.19%.

Net income (loss) for the three months ended March 31, 2021 was $(11.5) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $8.7 million, net change in unrealized gain (loss) of $(20.0) million and net operating expenses of $0.2 million.

     Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund's financial condition, used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2022.

				For the Three Months Ended
				March 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$72,210,911	0.77%	$1,296,547	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$73,226,829	0.78%	$1,330,219	16

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

The primary trading risk exposure of the Fund as of March 31, 2022 relating to the Index Commodity is as follows:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that Russia’s Invasion of Ukraine May Result in Market Volatility that Could Adversely Affect the Fund’s Performance

Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty. The negative impacts may be particularly acute in certain sectors. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of Index Commodity and may have an adverse effect on the performance of the Fund and value of the Shares.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	—	$—
February 1, 2022 to February 28, 2022	100,000	52.16
March 1, 2022 to March 31, 2022	100,000	55.71
Total	200,000	$53.93
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Gold Fund— March 31, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Gold Fund— March 31, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Gold Fund— December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Gold Fund— For the Three Months Ended March 31, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended March 31, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended March 31, 2021 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Gold Fund— For the Three Months Ended March 31, 2022 and 2021 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Gold Fund— March 31, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Gold Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 5, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 5, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools