Form 10-Q
period 2022-06-30
Invesco DB Gold Fund; Invesco DB Multi-Sector Commodity Trust
filed 2022-08-05
CIK 1383055, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of outstanding Shares as of June 30, 2022: 1,300,000

i

INVESCO DB GOLD FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2022

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Gold Fund

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $27,868,869 and $16,998,335, respectively)	$27,816,844	$16,998,245
Affiliated investments, at value (cost $39,070,110 and $55,516,603, respectively)	39,043,510	55,491,753
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	581,450
Receivable for:
Cash due from Broker	—	204,510
Dividends from affiliates	30,972	1,018
Total assets	$66,891,326	$73,276,976
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$375,360	$—
Payable for:
Management fees	43,234	45,146
Brokerage commissions and fees	4,999	5,001
Total liabilities	423,593	50,147
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,045	2,092
Shareholders' equity—Shares	66,465,688	73,224,737
Total shareholders' equity	66,467,733	73,226,829
Total liabilities and equity	$66,891,326	$73,276,976
General Shares outstanding	40	40
Shares outstanding	1,300,000	1,400,000
Net asset value per share	$51.13	$52.30
Market value per share	$51.17	$52.35

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Schedule of Investments

June 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.890% due July 28, 2022 (b)	7.52%	$4,996,400	$5,000,000
U.S. Treasury Bills, 1.250% due October 20, 2022 (b)	10.46	6,958,911	7,000,000
U.S. Treasury Bills, 1.370% due October 27, 2022 (b)	7.48	4,968,640	5,000,000
U.S. Treasury Bills, 1.580% due December 1, 2022	5.96	3,962,621	4,000,000
U.S. Treasury Bills, 1.710% due December 8, 2022	10.43	6,930,272	7,000,000
Total United States Treasury Obligations (cost $27,868,869)	41.85%	$27,816,844
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $7,418,600)(c)	11.12%	$7,392,000	70,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 1.39% (cost $31,651,510)(c)(d)	47.62	31,651,510	31,651,510
Total Affiliated Investments (cost $39,070,110)	58.74%	$39,043,510
Total Investments in Securities (cost $66,938,979)	100.59%	$66,860,354

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $16,923,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)          The rate shown is the 7-day SEC standardized yield as of June 30, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	368	August- 2022	$66,508,640	$(2,547,770)	$(2,547,770)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Gold Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income
Interest Income	$51,099	$3,070	$58,754	$11,201
Dividends from Affiliates	74,792	3,328	82,738	9,225
Total Income	125,891	6,398	141,492	20,426
Expenses
Management Fees	147,124	172,977	286,438	360,344
Brokerage Commissions and Fees	5,241	416	12,388	4,244
Interest Expense	597	193	1,280	790
Total Expenses	152,962	173,586	300,106	365,378
Less: Waivers	(11,381)	(2,771)	(13,342)	(15,303)
Net Expenses	141,581	170,815	286,764	350,075
Net Investment Income (Loss)	(15,690)	(164,417)	(145,272)	(329,649)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Affiliated Investments	—	(28,706)	—	(28,706)
Commodity Futures Contracts	(4,661,780)	(1,210,829)	(187,289)	7,459,706
Net Realized Gain (Loss)	(4,661,780)	(1,239,535)	(187,289)	7,431,000
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(45,974)	(3,746)	(51,935)	(4,232)
Affiliated Investments	3,500	26,750	(1,750)	29,225
Commodity Futures Contracts	(1,502,510)	3,328,519	(1,164,768)	(16,666,464)
Net Change in Unrealized Gain (Loss)	(1,544,984)	3,351,523	(1,218,453)	(16,641,471)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(6,206,764)	2,111,988	(1,405,742)	(9,210,471)
Net Income (Loss)	$(6,222,454)	$1,947,571	$(1,551,014)	$(9,540,120)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2022	40	$2,222	1,300,000	$72,208,689	$72,210,911
Purchases of Shares			300,000	16,185,917	16,185,917
Redemption of Shares			(300,000)	(15,706,641)	(15,706,641)
Net Increase (Decrease) due to Share Transactions			—	479,276	479,276
Net Income (Loss)
Net Investment Income (Loss)		—		(15,690)	(15,690)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(131)		(4,661,649)	(4,661,780)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(46)		(1,544,938)	(1,544,984)
Net Income (Loss)		(177)		(6,222,277)	(6,222,454)
Net Change in Shareholders' Equity	—	(177)	—	(5,743,001)	(5,743,178)
Balance at June 30, 2022	40	$2,045	1,300,000	$66,465,688	$66,467,733

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

Invesco DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	2,092	1,400,000	73,224,737	$73,226,829
Purchases of Shares			400,000	21,285,448	21,285,448
Redemption of Shares			(500,000)	(26,493,530)	(26,493,530)
Net Increase (Decrease) due to Share Transactions			(100,000)	(5,208,082)	(5,208,082)
Net Income (Loss)
Net Investment Income (Loss)		(4)		(145,268)	(145,272)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(6)		(187,283)	(187,289)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(37)		(1,218,416)	(1,218,453)
Net Income (Loss)		(47)		(1,550,967)	(1,551,014)
Net Change in Shareholders' Equity	—	(47)	(100,000)	(6,759,049)	(6,759,096)
Balance at June 30, 2022	40	$2,045	1,300,000	$66,465,688	$66,467,733

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

Invesco DB Gold Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(1,551,014)	$(9,540,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(37,811,857)	(36,995,218)
Proceeds from securities sold and matured	27,000,000	43,000,000
Cost of affiliated investments purchased	(70,643,873)	(112,981,736)
Proceeds from affiliated investments sold	87,090,366	114,604,168
Net accretion of discount on United States Treasury Obligations	(58,677)	(11,201)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	28,706
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	53,685	(24,993)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	956,810	(353,710)
Dividends from affiliates	(29,954)	(210)
Management fees	(1,912)	(10,080)
Brokerage commissions and fees	(2)	195
Due from broker	204,510	—
Net cash provided by (used in) operating activities	5,208,082	(2,284,199)
Cash flows from financing activities:
Proceeds from purchases of Shares	21,285,448	27,170,072
Redemption of Shares	(26,493,530)	(25,466,523)
Net cash provided by (used in) financing activities	(5,208,082)	1,703,549
Net change in cash	—	(580,650)
Cash at beginning of period	—	580,650
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,280	$790

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Gold Fund

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and six months ended June 30, 2022 and 2021.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2022 and 2021, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2021, respectively.
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

The Managing Owner waived fees of $11,381 and $13,342 for the three and six months ended June 30, 2022, respectively. The Managing Owner waived fees of $2,771 and $15,303 for the three and six months ended June 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$27,816,844	$—	$27,816,844
Exchange-Traded Fund	7,392,000	—	—	7,392,000
Money Market Mutual Fund	31,651,510	—	—	31,651,510
Total Investments in Securities	39,043,510	27,816,844	—	66,860,354
Other Investments - Liabilities (a)
Commodity Futures Contracts	(2,547,770)	—	—	(2,547,770)
Total Investments	$36,495,740	$27,816,844	$—	$64,312,584

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$16,998,245	$—	$16,998,245
Exchange-Traded Fund	7,393,750	—	—	7,393,750
Money Market Mutual Fund	48,098,003	—	—	48,098,003
Total Investments in Securities	55,491,753	16,998,245	—	72,489,998
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,383,002)	—	—	(1,383,002)
Total Investments	$54,108,751	$16,998,245	$—	$71,106,996

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(2,547,770)	$—	$(1,383,002)
(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(4,661,780)	$(1,210,829)
	Net Change in Unrealized Gain (Loss)	(1,502,510)	3,328,519
Total		$(6,164,290)	$2,117,690

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(187,289)	$7,459,706
	Net Change in Unrealized Gain (Loss)	(1,164,768)	(16,666,464)
Total		$(1,352,057)	$(9,206,758)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average Notional Value	$74,673,690	$92,846,273	$74,961,193	$97,652,451

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$7,388,500	$—	$—	$3,500	$—	$7,392,000	$5,003
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	42,332,051	35,827,564	(46,508,105)	—	—	31,651,510	69,789
Total	$49,720,551	$35,827,564	$(46,508,105)	$3,500	$—	$39,043,510	$74,792

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$7,393,750	$—	$—	$(1,750)	$—	$7,392,000	$5,448
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	48,098,003	70,643,873	(87,090,366)	—	—	31,651,510	77,290
Total	$55,491,753	$70,643,873	$(87,090,366)	$(1,750)	$—	$39,043,510	$82,738

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$17,438,025	$—	$(10,039,169)	$26,750	$(28,706)	$7,396,900	$168
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	45,122,351	69,053,745	(61,989,205)	—	—	52,186,891	3,160
Total	$62,560,376	$69,053,745	$(72,028,374)	$26,750	$(28,706)	$59,583,791	$3,328

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$17,435,550	$—	$(10,039,169)	$29,225	$(28,706)	$7,396,900	$2,762
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	43,770,154	112,981,736	(104,564,999)	—	—	52,186,891	6,463
Total	$61,205,704	$112,981,736	$(114,604,168)	$29,225	$(28,706)	$59,583,791	$9,225

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$55.55	$49.53	$52.30	$55.16
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(4.41)	1.59	(1.07)	(3.95)
Net investment income (loss) (b)	(0.01)	(0.09)	(0.10)	(0.18)
Net income (loss)	(4.42)	1.50	(1.17)	(4.13)
Net asset value per Share, end of period	$51.13	$51.03	$51.13	$51.03
Market value per Share, beginning of period (c)	$55.24	$49.34	$52.35	$55.35
Market value per Share, end of period (c)	$51.17	$51.04	$51.17	$51.04

Ratio to average Net Assets (d)
Net investment income (loss)	(0.08)%	(0.71)%	(0.38)%	(0.69)%
Expenses, after waivers	0.72%	0.74%	0.75%	0.73%
Expenses, prior to waivers	0.78%	0.75%	0.79%	0.76%
Total Return, at net asset value (e)	(7.96)%	3.03%	(2.24)%	(7.47)%
Total Return, at market value (e)	(7.37)%	3.45%	(2.26)%	(7.79)%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $5.2 million and $(2.3) million for the six months ended June 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2022, $37.8 million was paid to purchase United States Treasury Obligations and $27.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2021, $37.0 million was paid to purchase United States Treasury Obligations and $43.0 million was received from sales and maturing United States Treasury Obligations. $87.1 million was received from sales of affiliated investments and $70.6 million was paid to purchase affiliated investments during the six months ended June 30, 2022. $114.6 million was received from sales of affiliated investments and $113.0 million was paid to purchase affiliated investments during the six months ended June 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(5.2) million and $1.7 million during the six months ended June 30, 2022 and 2021, respectively. This included $21.3 million and $27.2 million from Shares purchased by Authorized Participants and $26.5 million and $25.5 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD GOLD INDEX ER

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

DGL - For the Three Months Ended June 30, 2022
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
3/31/2022
6/30/2022
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

DGL - For Six Months Ended June 30, 2022
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2021
6/30/2022
Date
NAV
Market
DBIQ Opt Yield Gold Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Gold TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY GOLD TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2022	2021	2022	2021
DB Gold Indices	(7.64)%	3.21%	(1.65)%	(7.14)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

     Fund Share Price Performance

For the three months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $55.24 per Share to $51.17 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $51.17 per Share (-7.37%) on June 30, 2022 and a high of $56.31 per Share (+1.94%) on April 18, 2022. The total return for the Fund on a market value basis was -7.37%.

Gold prices posted a loss in the second quarter of 2022 as a result of rising treasury yields and a strengthening U.S. dollar, fueled respectively by expectations for aggressive inflation-fighting Federal Reserve (Fed) policy following its largest rate hike since 1994 of 0.75%, and growing lockdowns in China (weighed on the yuan). Rising interest rates tend to reduce demand for the non-interest-bearing gold as the opportunity cost for holding it rises.

For the three months ended June 30, 2021, the NYSE Arca market value of each Share increased from $49.34 per Share to $51.04 per Share. The Share price low and high for the three months ended June 30, 2021 and related change from the Share price on March 31, 2021 was as follows: Shares traded at a low of $49.92 per Share (+1.17%) on April 2, 2021 and a high of $55.10 per Share (+11.67%) on June 2, 2021. The total return for the Fund on a market value basis was +3.45%.

Gold prices were slightly higher in the second quarter of 2021 supported by growing inflation expectations after consumer prices rose more than expected. Views from central bank officials that the inflation would be transitory dampened speculation around policy tightening, which had been weighing on the metal. Rising interest rates tend to reduce demand for the non-interest-bearing gold as the opportunity cost for holding it rises.

     Fund Share Net Asset Performance

For the three months ended June 30, 2022, the NAV of each Share decreased from $55.55 per Share to $51.13 per Share. Falling commodity futures contracts prices for gold during the three months ended June 30, 2022 contributed to an overall 7.89% decrease in the level of the Index and to a 7.64% decrease in the level of the DBIQ-OY Gold TR™. The total return for the Fund on a NAV value basis was -7.96%.

Net income (loss) for the three months ended June 30, 2022 was $(6.2) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(4.7) million, net change in unrealized gain (loss) of $(1.5) million and net operating expenses of 0.1 million.

For the three months ended June 30, 2021, the NAV of each Share increased from $49.53 per Share to $51.03 per Share. Rising commodity futures contracts prices for gold during the three months ended June 30, 2021 contributed to an overall 3.21% increase in the level of the Index and to a 3.21% increase in the level of the DBIQ-OY Gold TR™. The total return for the Fund on a NAV value basis was +3.03%.

Net income (loss) for the three months ended June 30, 2021 was $1.9 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(1.2) million, net change in unrealized gain (loss) of $3.4 million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

     Fund Share Price Performance

          For the six months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $52.35 per Share to $51.17 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $51.06 per Share (-2.46%) on January 28, 2022 and a high of $58.66 per Share (+12.04%) on March 8, 2022. The total return for the Fund on a market value basis was -2.26%.

          Gold prices were lower in the first half of 2022. While the metal was supported by rising safe haven and inflation hedging demand in the first quarter amid heightened tensions leading up to Russia’s invasion of Ukraine, rising treasury yields and a strengthening U.S. dollar in Q2 due to rate hike expectations and recession fears wiped out all of its earlier gains.

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

          Despite the small boost in performance in Q2, the Fund still posted a loss for the first half of the year. As light seemed to be appearing at the end of the COVID-19 tunnel, with vaccine optimism growing and lockdown restrictions starting to ease, headwinds from positive performance in risk assets and fading haven-demand outweighed support from rising inflation.

     Fund Share Net Asset Performance

            For the six months ended June 30, 2022, the NAV of each Share decreased from $52.30 per Share to $51.13 per Share.

Falling commodity futures contract prices for gold during the six months ended June 30, 2022 contributed to an overall 1.99% decrease in the level of the Index and to a 1.65% decrease in the level of the DBIQ-OY Gold TR™. The total return for the Fund on a NAV value basis was -2.24%.

            Net income (loss) for the six months ended June 30, 2022 was $(1.6) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(0.2) million, net change in unrealized gain (loss) of $(1.2) million and net operating expenses of $0.3 million.

            For the six months ended June 30, 2021, the NAV of each Share decreased from $55.15 per Share to $51.03 per Share. Falling commodity futures contract prices for gold during the six months ended June 30, 2021 contributed to an overall 7.15% decrease in the level of the Index and to a 7.14% decrease in the level of the DBIQ-OY Gold TR™. The total return for the Fund on a NAV value basis was -7.47%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2022.

				For the Six Months Ended
				June 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$66,467,733	0.76%	$1,172,912	12

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Gold Fund	$73,226,829	0.78%	$1,330,219	16

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

The primary trading risk exposure of the Fund as of June 30, 2022 relating to the Index Commodity is as follows:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	—	$—
May 1, 2022 to May 31, 2022	—	—
June 1, 2022 to June 30, 2022	300,000	52.36
Total	300,000	$52.36
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Gold Fund— June 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Gold Fund— June 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Gold Fund— December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Gold Fund— For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended June 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Three Months Ended June 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Six Months Ended June 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Gold Fund—For the Six Months Ended June 30, 2021 (ix) the Statements of Cash Flows of Invesco DB Gold Fund—For the Six Months Ended June 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Gold Fund— June 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Gold Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 4, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 4, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools